Form 10-Q
period 1995-09-30
RYAN MURPHY INC
filed 1995-11-14
CIK 802524

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                    FORM 10-Q

     (Mark One)

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     -------   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  September 30, 1995
                                      ------------------
                               OR

     __________ TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to ________________
     Commission file number 0-18571 _____________________________________

                           RYAN-MURPHY INCORPORATED
          (Exact name of registrant as specified in its charter)

                COLORADO                                  84-0998860
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

              8774 YATES DRIVE SUITE 100 DENVER, COLORADO 80030
                  (Address of principal executive offices)

                               (303) 427-4567
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes  X   No
                  ----    ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     SHARES OF COMMON STOCK OUTSTANDING WERE 17,728,526 AT SEPTEMBER 30, 1995.

                   This document is comprised of 17 pages.

                           RYAN-MURPHY INCORPORATED


                                    INDEX


PART I  FINANCIAL INFORMATION                                          PAGE
------------------------------                                         ----
     Item 1.   Condensed balance sheets,
               September 30, 1995 and December 31, 1994                   3

               Condensed statements of operations, the
               three months and the nine months periods
               ended September 30, 1995 and September 30, 1994            4

               Condensed statements of cash flows,
               September 30, 1995 and September 30, 1994                  5

               Notes to financial statements                              6

     Item 2.   Management's discussion and analysis of
               financial condition and results of operations              9

PART II OTHER INFORMATION                                                11

Signatures                                                               13

                           RYAN - MURPHY INCORPORATED
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                SEPTEMBER 30,    DECEMBER 31,
                                                -------------    ------------
                                                     1995           1994
                                                  ----------     ----------
Cash                                                565,183        158,363

Contracts and notes receivable                      949,166      1,517,359
  Less: Allowance for bad debts                    (115,196)      (155,588)
                                                  ----------     ----------
                                                     833,970     1,361,771
                                                  ----------     ----------

Inventories                                          159,097       948,650

Prepaid expenses                                      46,371       210,957
                                                  ----------     ----------
   Total current assets                            1,604,621     2,679,741
                                                  ----------     ----------

Indebtedness of related parties, not current          35,748        35,748
                                                  ----------     ----------

Property and equipment                               733,352     1,263,806
  Less: Accumulated depreciation                    (396,470)     (570,217)
                                                  ----------     ----------
                                                     336,881       693,589
                                                  ----------     ----------

Intangible Assets                                  1,478,170     1,478,170
  Less: Accumulated Amortization                    (363,924)     (289,037)
                                                  ----------     ----------
                                                   1,114,246     1,189,133
                                                  ----------     ----------

Long term lease receivable, net of current portion         0        64,261

Other assets                                          73,432        77,235
                                                  ----------     ----------
                                                   3,164,928     4,739,707
                                                  ==========     ==========


                LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts and notes payable                          1,629,146     2,015,043

Indebtedness to related parties                       22,105       240,500

Other current liabilities                            824,078       840,898
                                                  ----------     ----------

   Total current liabilities                       2,475,330     3,096,441

Long-term debt, net of current portion                23,757        55,416

Commitments & Contingencies                          151,115       191,115

Common Stock                                           1,188         1,147

Other shareholders' equity                           513,539     1,395,588
                                                  ----------     ----------
                                                   3,164,928     4,739,707
                                                  ==========     ==========

           See accompanying notes to condensed financial statements.

                          RYAN - MURPHY INCORPORATED
                      CONDENSED STATEMENTS OF OPERATIONS


                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                       -------------  -------------   -------------  -------------

                                           1995           1994            1994          1994
                                       -------------  -------------   -------------  ------------

Contract and other revenue               1,153,641      2,135,146      4,765,900      6,234,301

Costs of revenue earned                  1,120,482      1,696,276      4,241,973      4,962,422
                                        -----------    -----------    ----------     -----------
  Gross profit                              33,159        438,870        523,927      1,271,879

Costs and expenses:
  General and administrative expense        472,358       574,260      1,390,889      1,521,724
  Provision for bad debts                     6,750        24,000         21,500         72,000
                                        -----------    -----------    ----------     -----------

Income (loss) from operations              (445,948)     (159,390)      (888,462)      (321,845)

Non-operating income (expense)                14,988        8,329         14,634         10,477

Interest expense                               9,075     (29,563)        (38,319)      (100,570)
                                        -----------    -----------    ----------     -----------

Income before income taxes                 (421,886)     (180,624)      (912,147)      (411,938)

Income taxes                                 (2,899)       (4,214)        (4,484)        (5,853)
                                        -----------    -----------    ----------     -----------


Net income (loss)                          (424,785)     (184,838)      (916,631)      (417,791)
                                        ===========    ===========    ===========    ===========

Net income (loss) per common share           (0.024)       (0.012)        (0.052)        (0.027)
                                        ===========    ===========    ===========    ===========

Weighted average common shares
   outstanding                           17,526,823    15,506,957     17,526,823     15,506,957
                                        ===========    ===========    ===========    ===========

             See accompanying notes to condensed financial statements.

                          RYAN - MURPHY INCORPORATED
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                             1995             1994
                                                          ----------       ---------
Net cash provided by (used in) operating activities          399,025          194,525
                                                          ----------       ----------
Cash flows from investing activities
 Capital expenditures                                              0         (416,246)
 Retirement of property and equipment                        214,739          156,955
 Cash proceeds from long term lease receivable               239,261         (279,287)
                                                          ----------       ----------
                                                             454,000         (538,578)
                                                          ----------       ----------

Cash flows from financing activities:
 Cash proceeds from issuance common stock                     34,623          421,063
 Cash proceeds from debt issuance                          1,183,890        1,917,125
 Debt service payments                                    (1,446,323)      (2,106,114)
 Cash proceeds from debt issuance, related parties                 0          290,000
 Debt service payments to related parties                   (218,395)        (250,000)
                                                          ----------       ----------
                                                            (446,205)         272,074
                                                          ----------       ----------

Net increase in cash and cash equivalents                    406,820          (71,979)
Cash and cash equivalents, beginning                         158,363          227,107
                                                          ----------       ----------

Cash and cash equivalents, ending                            565,183          155,128
                                                          ==========       ==========


              See accompanying notes to condensed financial statements.

                           RYAN-MURPHY INCORPORATED

                  Notes to Condensed Financial Statements

                            September 30, 1995

Note A:   CONDENSED FINANCIAL STATEMENTS

          The condensed balance sheets as of September 30, 1995 and December 31, 1994, the condensed statements of operations for the three months and the nine months periods ended September 30, 1995 and September 30, 1994, and the condensed cash flows for the nine month periods ended September 30, 1995 and September 30, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995 and for all periods presented, have been made.

Note B:   RELATED PARTY TRANSACTIONS

          As of September 30, 1995 the indebtedness to the related parties totalled $22,105. No payments were made during the third quarter.

Note C:   RESTRICTED CASH

          The Company had restricted cash certificates of deposits totalling $76,410 as of September 30, 1995. These certificates were collateral for letters of credit and payment and performance bonds.

Note D:   INVENTORIES

          Inventories consisted of the following at September 30, 1995:

             Costs in excess of billings on uncompleted contracts    $  7,742
             Equipment held for sale - thermal desorption equipment    70,008
             Supplies                                                  81,347
                                                                     --------
               Total                                                 $159,197
                                                                     --------

Note E:   BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS

          Included in other current liabilities in the accompanying financial statements at September 30, 1995 are billings in excess of costs on uncompleted contracts totalling $253,563.

Note F:   COMMON STOCK

          There were 500,000,000 shares of $0.000067 par value common stock authorized and 17,728,526 shares issued and outstanding at September 30, 1995.

Note G:   WARRANTS

          The Company had 3,200,000 warrants issued in connection with the public stock offering which closed February, 27, 1992. These warrants are exercisable at $0.85 per share. The exercise date has been extended from August 31, 1995 to February 1, 1996.

Note H:   STOCK OPTIONS

          The Company currently has outstanding incentive stock options to employees and officers for 1,850,000 shares of stock at various exercise prices from $0.34 - $0.63 per share. 716,666 are exercisable on or before December 31, 1995, 566,666 are exercisable on or before December 31, 1996 and 566,668 are exercisable on or before December 31, 1997. Of the 375,000 stock options that were outstanding at December 31, 1995, 225,000 have expired due to the termination of employees, officers and directors. 1,700,000 stock options were issued on May 1, 1995 to Mr. Patrick V. Ryan and
          Mr. Dennis C. Murphy pursuant to employment agreements. These employment agreements and associated stock options were cancelled on October 5, 1995. New employment agreements and stock options for the same number of shares were issued on October 5, 1995.

Note I:   CONTINGENCY

          During July 1991, a customer filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. During the first quarter of 1993, a claim was filed alleging that the Company received preferential treatment from the customer prior to the bankruptcy for payments in the amount of $96,000. The Company reached a settlement of $40,000 payable over a year starting in the second quarter of 1995. The Company's legal counsel recommended that the Company accept this settlement offer. The Company provided for this legal claim at December 31, 1994, and the $40,000 is being recognized as a current Note Payable.

          The Company signed a letter of intent on August 9, 1993 to acquire 90% interest in an oil recovery business in exchange of $750,000 and 1,000,000 shares of its common stock. While conducting its due diligence, the Company determined that the original letter of intent should be re-negotiated. The Company was not successful in re-negotiating the original letter of intent and abandoned the business acquisition during the fourth quarter of 1994. While conducting its due diligence, the Company entered into a rental agreement from a supplier who represented themselves as experts in the oil processing business. The Company believes that the rental equipment did not work as represented and could not reach a settlement with the equipment rental company. The equipment rental company filed suit for the proposed rentals in the amount of $151,115. The Company is vigorously defending this suit, however, it has accrued the full amount of the suit as a potential liability, $151,115. The Company has subsequently agreed to a settlement of $75,000. Because the payment terms have not been finalized, the full amount of $151,115 is still being recognized in this Form 10Q.

Note J:   CHANGE IN CONTROL

          The Company entered into an agreement on September 6, 1995 with Bruce T. Hissom. The Company will acquire 51% of a privately held Venezuelan company known as Ambiente Americas, C.A. Ambiente Americas will own land and buildings which comprise an existing manufacturing facility. This facility is located near heavy industries which will provide hazardous remediation business to Ambiente Americas. Ambiente Americas, through Mr. Bruce T. Hissom, was recently awarded the first permit from the municipality of Caroni for the installation and operation of a rotary kiln unit designed for the incineration of toxic waste with a capacity of 140 tons per day. To facilitate this agreement, the Company will reverse-split its common shares on the basis of one share for every thirty currently outstanding.

          Under the September 6, 1995 agreement, the Company will issue approximately 70,800,000 shares, prior to the reverse split, to
          Bruce T. Hissom and his associates for this acquisition. 13,536,330 shares, prior to the reverse split, will be issued on a prorata basis depending on the amount of cash infused by Mr. Bruce T. Hissom, and his associates. 35,435,430 shares, prior to the reverse split, will be placed into escrow, and released over a three year basis provided certain performance criteria is reached. 11,811,810 shares, prior to the reverse split, will be released each year from escrow provided the average thirty day bid price of the common shares at June 30, 1996, 1997, and 1998 exceeds $2.00, $4.00, and $6.00, respectively.

          If all of the shares are earned by Mr. Bruce T. Hissom, through performance, he and his associates will own approximately 80% of the Company. As of the date hereof, the parties have been unable to finalize the documentation of the transaction. The parties, nevertheless, have agreed to continue to work toward the finalization of the September 6, 1995 agreement. The cash infusion is to be completed by December 15, 1995.

Note K:   DELISTING OF THE COMPANY

          The Company was delisted from NASDAQ on September 7, 1995 for failure to meet minimum listing requirements. The Company continues to trade on the NASD Bulletin Board under the symbol RMII.U.

Note L:   SUBSEQUENT EVENTS

          The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has not been profitable since the year ended January 31, 1992. Its current liabilities exceed its current assets by $870,709 at September 30, 1995 and $380,951 at December 31, 1994. Management has addressed the viability of the Company very aggressively.

          As part of the plan to improve the Company's stability, Management entered into an agreement to sell the Fixed Site which is located in Fontana, CA. The buyer backed out of the deal. The Company closed the Fixed Site, but may keep the California office open. The final determination on the California office has not been made.

          The Company has previously reported a letter of intent with Havon Funding, LP and Zapit Technologies, Inc. This letter of intent has been abrogated by the parties and is of no further force of effect. Mr. Hans Morkner, who became a Director of the Company under the terms of this abrogated letter of intent, has resigned.

          On July 31, 1995, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of two private companies. Among other terms, the letter of intent was contingent upon due diligence and upon the private companies providing a total of $450,000 in capital for the Company. On August 17, 1995, these two companies informed the Company that they were terminating the letter of intent. However, one of the principal financing sources, Mr. Bruce T. Hissom, which had been involved with these two companies entered into an agreement with the Company on September 6, 1995. As of the date hereof, the parties have been unable to finalize the documentation of the transaction. The parties, nevertheless, have agreed to continue to work toward the finalization of the September 6, 1995 agreement.

          The annual shareholders meeting was held on October 5, 1995. The shareholders elected Messrs. Bruce T. Hissom, Patrick V. Ryan, Dennis C. Murphy and Terry Schreier as the Board of Directors. The shareholders approved the one for thirty reverse split of the Company's common shares and ratified all prior actions of the Board of Directors. The Board of Directors then elected Mr. Bruce
          T. Hissom as President, Chief Executive

          Officer, Chief Financial Officer, and Treasurer, Mr. Dennis C. Murphy as Executive Vice President and Secretary, Patrick V. Ryan as Executive Vice President.

                           RYAN-MURPHY INCORPORATED



Part I.  Item II.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The revenue from the Environmental Construction Management division was $2,600,388 and gross profit from operations was $617,944 for the nine months ended September 30, 1995 compared to revenue of $4,063,809 and gross profit from operations of $1,227,575 for the nine months ended September 30, 1994. The decrease in revenues was due to a material decrease in work received from our major client's program which has not been replaced by other work. Also the Company terminated its two salesmen in the California office in anticipation of closing this office. As part of the plan to improve the Company's stability, Management entered into an agreement to sell the Fixed Site which is located in Fontana, CA. The buyer backed out of the deal. The Company closed the Fixed Site, but may keep the California office open. The final determination on the California office has not been made.

The Good Earth Machine division, exclusive of the Fixed Site, had revenue of $1,951,532 and gross profits from operations of $162,699 for the nine months ended September 30, 1995 compared to revenue of $2,127,086 and gross profit from operations of $94,787 for the nine months ended September 30, 1994. The gross profit from operations is down because the gross profit from the sale of used machines is less than the sale of new machines. The Company delivered one new Good Earth Machine in January, 1995 and sold three used machines during the first nine months of 1995.

The Company changed its emphasis in the Good Earth Machine division from service to sales of thermal desorption equipment during the second quarter of 1994. The Company has sold two new machines and four used machines since this change took place. Two of the used machines were sold to German companies, Management expects these two sales will create sales of new machines in the future. The Company currently has a number of prospects for machine sales in the U.S. and Internationally.

Management has also reduced the ongoing costs of operating the Good Earth Machine Division.

The Fixed Site had revenue of $213,981 and gross profit (loss) from operations of ($256,717) for the nine months ended September 30, 1995 compared to revenue of $43,406 and gross profit (loss) from operations of $(50,484) for the nine months ended September 30, 1994. There will be material additional losses and write-offs during the final wind down of the Fixed Site. The extent of these losses and write-offs cannot be determined at this time. The Fixed Site did not start operations until the third quarter of 1994.

Net profit (loss) after taxes, for the Company, was ($916,631) for the nine months ended September 30, 1995 compared to ($417,791) for the nine months ended September 30, 1994. The increase in net (loss) is due to several reasons, reduction of work and gross profit from operations in the Environmental Construction Management division, losses at the Fixed Site and substantial increases in Consulting and Legal & Professional. The Consulting costs were incurred in the pursuit of financing and equity proposals. Legal & Professional costs were incurred in the defense of the lawsuit outlined in "Commitments & Contingencies" and costs incurred in the pursuit of financing & equity proposals. The Company has continued to implement cost control measures to reduce other overhead costs of the company.

Net cash flows from operations was $399,025 for the nine months ended September 30, 1995 compared to $194,525 for the nine months ended September 30, 1994. Major sources of operating capital were decreases in accounts receivable, inventory, prepaid expenses, depreciation and amortization, and increases in accounts payable and net billings in excess of costs. Major uses of operating capital were decreases in accounts payable-other, and deposits. Investing activities provided (used) $454,000 for the first nine months ended September 30, 1995 compared to ($538,578) during the first nine months ended September 30, 1994. Major cash flows from investing activities were the retirement of property and equipment and cash proceeds from long term lease receivable. Financing activities provided (used) ($446,205) for the nine months ended September 30, 1995 compared to $272,074 for the nine months ended September 30, 1994. Debt issuance accounts for the primary provision and debt service accounts for the primary usage in both periods. $218,395 was repaid to a shareholder and two officers during the first nine months of 1995.

The Company has not been profitable since the year ended January 31, 1992, and has a net capital deficiency at September 30, 1995 that raises a substantial doubt about its ability to continue as a going concern. Its current liabilities exceed its current assets by $870,709 at September 30, 1995. Management has addressed the viability of the Company very aggressively.

The Company materially downsized its work force at the end of September as the result of the reduction of work in the Environmental Construction Management division. 10 of 24 employees in the Denver office were terminated during the third quarter as the result of the reduction of work. The Company has restructured and is continuing to restructure its debt obligations, including notes and accounts payable, as the result of reduced revenue and reduced cash flow. The restructuring of its debt obligations is allowing the Company to continue in business.

Since becoming President on October 5, 1995, Mr. Bruce T. Hissom has aggressively pursued new business. No new contracts have been entered into as of this date, however, some of the work currently being proposed and reviewed should produce revenue prior to the end of the year.

A key part of management's plan to secure the viability of the Company is the agreement which the Company entered into on September 6, 1995 with Mr. Bruce
T. Hissom. The Company will acquire 51% of a privately held Venezuelan company known as Ambiente Americas, C.A. Ambiente Americas will own land and buildings which comprise an existing manufacturing facility. This facility is located near heavy industries which will provide hazardous remediation business to Ambiente Americas. Ambiente Americas, through Mr. Bruce T. Hissom, was recently awarded the first permit from the municipality of Caroni for the installation and operation of a rotary kiln unit designed for the incineration of toxic waste with a capacity of 140 tons per day. To facilitate this agreement, the Company will reverse-split its common shares on the basis of one share for every thirty currently outstanding.

Under the September 6, 1995 agreement, the Company will issue approximately 70,800,000 shares, prior to the reverse split, to Bruce T. Hissom and his
associates for this acquisition.   13,536,330 shares, prior to the reverse
split, will be issued on a prorata basis depending on the amount of cash infused by Mr. Bruce T. Hissom, and his associates. 35,435,430 shares, prior to the reverse split, will be placed into escrow, and released over a three
year basis provided certain performance criteria is reached.    11,811,810
shares, prior to the reverse split, will be released each year from escrow provided the average thirty day bid price of the common shares at June 30, 1996, 1997, and 1998 exceeds $2.00, $4.00, and $6.00, respectively.

If all of the shares are earned by Mr. Bruce T. Hissom, through performance, he and his associates will own approximately 80% of the Company. As of the date hereof, the parties have been unable to finalize the documentation of the transaction. The parties, nevertheless, have agreed to continue to work toward the finalization of the September 6, 1995 agreement. The cash infusion is to be completed by December 15, 1995.

                           RYAN-MURPHY INCORPORATED

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company is a defendant in several legal proceedings in the ordinary course of business, none of which are material except for the following suits.

          The Company signed a letter of intent on August 9, 1993 to acquire
          90% interest in an oil recovery business in exchange of $750,000 and 1,000,000 shares of its common stock. While conducting its due diligence, the Company determined that the original letter of intent should be re-negotiated. The Company was not successful in re-negotiating the original letter of intent and abandoned the business acquisition during the fourth quarter of 1994. While conducting its due diligence, the Company entered into a rental agreement from a supplier who represented themselves as experts in the oil processing business. The Company believes that the rental equipment did not work as represented and could not reach a settlement with the equipment rental company. The equipment rental company filed suit in the United States District Court of the District of Colorado for the proposed rentals in the amount of $151,115. The Company is vigorously defending this suit, however, it has accrued the full amount of the suit as a potential liability, $151,115. The Company has subsequently agreed to a settlement of $75,000. Because the payment terms have not been finalized, the full amount of $151,115 is still being recognized in this Form 10Q.

          The Company leased two mobile structures on the Fixed Site in Fontana, CA and did not make all of the rental payments as called for in the original rental agreement. The rental company filed suit in Superior Court of the State of California, County of Riverside in the amount of $87,000. The suit was later amended and increased to $133,680. The Company is attempting to negotiate a settlement, it has accrued $107,171 of the suit as a potential liability.

          The Company entered into a Purchase-Lease Agreement for a Good Earth Machine on May 18, 1994 which required monthly payments of $6,800 with a balloon payment due on May 1, 1995. The lessor-seller filed suit in District Court, Adams County, Colorado in the amount of $294,722. The Company is attempting to negotiate a settlement, however, it has recorded the full amount of the suit as a potential liability.

          The Company had a line of credit with Key Bank of Colorado in the amount of $450,000. This line of credit was called at its renewal date because the bank alleged that the Company had not met certain operating cash flow requirements. The bank has filed suit for the remaining balance of approximately $190,000. The Company is alleging certain violations of their lending agreement with the bank. The Company is carrying the $190,000 note as a current note payable.

Item 2.   CHANGES IN SECURITIES

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the reporting period.

Item 5.   OTHER INFORMATION

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company filed 7 Form 8-K's during the reporting period, July 10, 1995, July 13, 1995, August 4, 1995, August 25, 1995, August 30, 1995,
          September 6, 1995 and September 25, 1995.

                           RYAN-MURPHY INCORPORATED


                                SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary, for a fair presentation of the financial position at September 30, 1995 and the results of operations for the three months periods and nine months periods ended September 30, 1995 and September 30, 1994 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Ryan-Murphy Incorporated
                                       --------------------------------------
                                       (Registrant)


                                       Bruce T. Hissom
Date:                                  ---------------------------------------
                                       Bruce T. Hissom,
                                       President and Chief Financial Officer