Form 10-K405
period 1995-12-31
RYAN MURPHY INC
filed 1996-04-11
CIK 802524

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K
                       Annual Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                     For the Fiscal Year Ended: December 31, 1995
                             Commission File No. 0-18571

                               RYAN-MURPHY INCORPORATED
                            ------------------------
                (Exact Name of Registrant as specified in its Charter)

             COLORADO                             84-0998860
- ---------------------------------              ----------------
 (State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or organization)               Identification No.)

        8774 Yates Drive
           Suite 100
           Westminster, Colorado                       80030
- --------------------------------------------        -----------
(Address of Principal Executive Offices)            (Zip Code)

                                 (303) 427-4567
                                 ---------------
                  Registrant's Telephone Number, Including Area Code

             Securities Registered Pursuant to Section 12(g) of the Act:
                           COMMON STOCK $.000067 PAR VALUE
                         -------------------------------
                                   (Title of Class)
                 WARRANTS TO PURCHASE COMMON STOCK $.000067 PAR VALUE
              -----------------------------------------------------
                                   (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                              --------   --------

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant: approximately $ 702,838.
                                 ----------

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: Outstanding at March 1, 1996, a total of 2,502,104 shares of common stock, $.000067 par value (including 1,291 shares of treasury stock), after giving effect to a one-for-thirty reverse split of the issuer's common shares.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any
amendment to this Form 10K    X    .
                          ---------

                         DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
              Documents incorporated by reference are found in Item 14.

                                       PART I
Item 1.   BUSINESS.

(a)       GENERAL DEVELOPMENT OF BUSINESS

Ryan-Murphy Incorporated (the "Company"), is a Colorado corporation. The principal business address is 8774 Yates Drive, Suite 100, Westminster, Colorado 80030.

The Company was incorporated under the laws of the State of Colorado on December 18, 1984 under the name Postmark Stores of America, Inc. for the purpose of engaging in custom packaging and transportation of materials and in mass marketing. The Company completed a public offering in 1987.

In February, 1989, the Company completed an acquisition of Ryan-Murphy, Inc., a private Colorado corporation. The two companies were merged and the combined company took the name Ryan-Murphy Incorporated.

In June, 1990, the Company completed a secondary offering of its Common Shares. The Company raised a total of approximately $893,000 and received net proceeds of approximately $676,000. In February, 1992, the Company completed an additional public offering of its securities and raised $1,950,000, of which it received net proceeds of approximately $1,800,000. A total of 3,200,000 Warrants were issued in this Offering. The common stock purchase Warrants lapsed as of February 28, 1996.

On December 12, 1995, the Company entered into an Agreement with Bruce T. Hissom whereby the Company and Mr. Hissom agreed to have a Venezuelan subsidiary of the Company, RMI Americas, C.A., acquire all permits, rights thereto, and associated contract rights for a 50,000 ton per year hazardous waste incineration operation in Venezuela which Mr. Hissom and Ambiente Americas, C.A., a company owned by Mr. Hissom, currently possessed, and a hydro-carbon processing facility with associated permits and a patent which is permitted to process asphalt and K waste, which is also owned by Mr. Hissom. A total of 57,334,590 shares were issued in the name of Mr. Hissom for these assets which gave him approximately 76% of the outstanding shares of the Company. Mr. Hissom is also entitled to another 13,536,330 shares, prior to the one-for-thirty split, for arranging $250,000 or more in financing for the Company.

Effective February 12, 1996, the Company implemented a one-for-thirty reverse split of the Company's common shares. This reverse split had been approved and ratified by the Company's shareholders at the shareholders' meeting on October 5, 1995, subject to Board implementation.

The Company has not been subject to any bankruptcy, receivership or similar proceeding.

(b)      OPERATIONS.

GENERAL

The Company offers a total package of services for clients. These services involve remediation, investigation, and construction management and consulting services to assist clients with petroleum-contaminated properties which must be restored to standards acceptable to regulatory agencies, owners, prospective buyers, lenders, and the general public. The private company, which was merged with the Company, had been involved in the underground storage tank business since 1978. The servicing of underground storage tanks was the Company's primary business until 1989. At that time, it expanded its business to include the development, construction, and operation of Good Earth Machines.

In November, 1995, the Company restructured its operations. Currently, the Company has four operating divisions which provide services to clients across the entire United States and one wholly owned subsidiary which is scheduled to begin operations during 1996 in Venezuela.

The Environmental Construction Management Division provides design, installation, and decommissioning of fuel delivery systems, including underground storage tanks. The following is a list of services provided by this division:

    -         bio-remediation
    -         vapor extraction
    -         thermal soil remediation using the "Good Earth Machine",
    -         underground storage tank compliance programs,
    -         hazardous material release investigations,
    -         property transfer environmental assessments,
    -         corrective action planning and system construction, and
    -         fuel storage-delivery system installation and upgrading.

The Good Earth Machine Division markets the Good Earth Machines and associated thermal desorption equipment as well as treating contaminated soil with the thermal treatment method.

In November, 1995, the Company added the RMI Technologies Division, which is undertaking the development of the RADFIX Harmonic Compaction process and the marketing of the Electron Beam Treatment system and the Hyperbaric Filter.

Also in November, 1995, the Company created the RMI Land Division, which is focused on acquiring and developing environmentally impaired properties, with a particular focus on abandoned, idled, or under-used industrial and commercial facilities, including service stations.

In December, 1995, the Company incorporated a wholly-owned Venezuelan subsidiary called RMI Americas, C.A. which was formed to develop the first commercial permit for a 50,000 ton per year thermal treatment facility to be located in Puerto Ordaz, Venezuela.

ENVIRONMENTAL CONSTRUCTION MANAGEMENT DIVISION

The Company has traditionally been involved in the Underground Storage Tank
(UST) market. The Company's initial focus was in the design, installation and decommissioning of fuel delivery systems, including underground storage tanks. In the last seven years, the Company has expanded its focus to include a variety of environmental remediation services, while maintaining its original core business. The Company's services are provided through the use of a combination of the Company's own employees and technical resources and qualified subcontractors who perform specialized tasks on a project specific basis. The following is a list of the major areas in which the Company is involved:

UST Remediation Services

    Historically, a majority of the Company's revenues have been generated from the UST market. The revenue contribution of this market to the Company in recent years has declined.

    In 1988, the U.S. EPA promulgated underground storage regulations that outlined requirements for upgrading UST systems, and eliminating certain
    UST systems by 1998. The Company had traditionally been working with national clients such as Goodyear, Ryder, Bridgestone/Firestone, and U-
Haul, which now have substantially complied with the federal regulations and cleanup deadlines. The Company plans to focus in the coming fiscal year on smaller clients and on states that have financial assistance programs for the decontamination of leaking UST's. The Company estimates that the States of Colorado and Wyoming still have approximately 10,000 available sites for remediation and budgeted funds for decontamination. On an industry-wide basis, the Company anticipates an increase in UST business as the I998 deadline for EPA compliance approaches.

Environmental Audits, Assessments and Investigations

    The Company performs environmental site analysis, environmental site assessments, and environmental impact studies on the subject site. The audits, site assessments and remedial investigations are generally used in connection with real estate transactions and financing as well as in monitoring by clients engaged in businesses involving the risk of contaminant release. In some instances, site evaluation and monitoring are conditions to obtaining permits, or are otherwise mandated by regulation. Typical clients include banks, real estate companies and UST owners.

Environmental Regulatory Compliance Consulting

    The Company assists its clients in recognizing, understanding the impact of, and developing technical approaches for compliance with regulations and permitting requirements. The Company has provided regulatory compliance consulting services to a wide variety of industrial and commercial operations, including Allied Signal, American Airlines, Amoco, ARCO, Bridgestone-Firestone, Exxon, Goodyear, Hertz, National, Ryder, Southern Pacific Railroad, U.S. Air Force, U.S. Army, and the U.S. Postal Service. The

    Company most commonly consults with respect to the EPA's UST Rules, the Clean Water Act, the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986, and the Resource Conservation and Recovery Act of 1976 ("RCRA"), as amended by the Hazardous and Solid Waste Amendments of 1984.

On-Site Remediation

    The Company's On-Site remediation services include: (i) feasibility studies to select the best available technologies given the specific conditions of the site, extent of contamination, impact to groundwater, and types of soils (ii) plan design to contain and remediate (ii) coordination of reporting and permitting with the approximate regulatory authorities and
    (iv) management and implementation of the remediation plan. In all cases, the Company looks to incorporate its own technology, therefore providing additional cost effective measures. Typical clients, which included GEM Division services, have included American Airlines, DOW Environmental, Exxon, Rathjens GMBH in Germany, PepBoys, and Shell Oil.

GOOD EARTH MACHINE DIVISION

Thermal Remediation & Equipment Fabrication

    The Company designed, patented, and manufactured the first thermal desorption machine with catalytic oxidizer in 1989. Since that time, the Company's GEM Division has built fourteen mobile GEM remediation plants and has processed over a quarter of a million tons of contaminated soil on over 70 projects in the United States, Canada, and Germany. The projects have ranged in size from former service station projects of 500 tons of contaminated soil to major oil and military project sites each of which consisted of between 10,000 to more than 20,000 tons of contaminated soil.

    The GEM Division has also managed and supervised projects on a turn-key basis consisting of site evaluation and contaminant characterization, permitting, development of project workplan, tank and piping removal, excavation of contamination, thermal remediation, backfilling and compaction of remediated soils, paving, and final project reports to regulatory representatives.

New Markets

    In the past two years, the Company has received indications of interest for the purchase of thermal desorption equipment and services from Canada and Europe. Two years ago, the Company permitted a unit in Canada, and sold a used GEM low temperature thermal desorption (LTTD) plant to a Canadian environmental company. During the past eighteen months, two used GEM LTTD's have been permitted and sold to two separate German environmental companies. This year, the Company is anticipating selling at least four new soil processing plants to Canadian and German clients. As of the date of this Form 10K, there have been no definitive further agreements made with any additional international companies.

    The foreign market demand, particularly in the German market, for highly mobile remediation equipment and services is just beginning and, the Company believes, is similar to the U.S. market demand several years ago, except that the foreign environmental concerns address a much broader spectrum of contamination. For this market, the Company has developed a new generation of GEM soil processing plants capable of high temperature thermal desorption of soils contaminated with long chain hydrocarbons.

New Technology Development

    During the last seven years, the Company has produced low temperature thermal desorption equipment fabricated of common carbon steels. The Company has now shifted its focus to produce high temperature thermal remediation equipment for soils contaminated with solvents, poly aromatic hydrocarbons, and refined and crude oils.

    The development of high temperature desorption equipment capable of processing these contaminants will be the focus of the Company's new thermal technology development, utilizing temperature resistant materials for the filtration of dust from the process exhaust, auxiliary catalytic and scrubber exhaust treatment equipment for chlorinated solvent desorption, and the extensive use of state-of-the-art metal alloys developed by the aerospace industry that are capable of sustained operation and wear resistance at high temperatures.

RMI TECHNOLOGIES DIVISION

The purpose of this Division is to develop and bring to market technologies which reduce or enhance the remediation process. This Division has only been recently formed and has generated no revenues as of the fiscal year end. At the present time, the Company has focused on three technologies:

RADFIX Harmonic Compaction

    The Company has acquired the exclusive management, operations, and marketing rights of the RaDFIX Harmonic Compaction process and plans to position the Company to take advantage of opportunities in the emerging market for the clean-up and disposal of low level nuclear waste, hazardous waste, mixed waste, and NORM material.

    The RaDFIX process, which is a proprietary process whose patent is pending, is designed to stabilize radioactive, hazardous, and mixed waste soils at operating and capital equipment costs far below competing technologies. With this process, contaminated soils can be packaged into a stabilized final net shape suitable for safe temporary, long-term, or permanent storage. Examples of such applications include high alumina pourpads (2 tons each), tap blocks (500 lbs), slide gates (40 lbs), pipes (6' diameter) silica carbide heating elements, and walls (weirs and dams). The technology has had a successful ten year sales history in industrial refractors and is only now being applied to this new hazardous waste market.

    The Company has entered into a strategic alliance with Los Alamos, New Mexico Technical Associates to market technology within DOE sites throughout the country.

Electron Beam ("E-Beam")

    The Company has received a marketing agreement for the Electron Beam Treatment System, which treats hazardous and toxic organic compounds in water, sludge, sediment and soil.

    The process was developed with the support of the National Science Foundation and the Environmental Protection Agency Superfund Innovative Technology Evaluation program. Successful field treatment projects have been conducted at the DOE Savannah River Site, at McClelland Air Force Base, and at 15 sites in East Germany. The E-Beam generates hydroxyl and other free radicals that destroy most hazardous and toxic organic compounds including waste industrial solvents, pesticides, and fuels. Representative client applications include DOW-Bona Chemical, McClelland Air Force Base and EPA/DOE.

    The Company is currently attempting to sell one unit in Germany and one unit in Venezuela.

Hyperbaric Filter

    The Company is the exclusive U.S. sales representative for the Andritz Hyperbaric Filter (HBF), manufactured by Andritz Ruthner, Inc., a heavy equipment manufacturer located in Austria.

    Slurries containing large portions of ultra fine material such as concentrates, raw slurries, and tailings from base metal or precious metal concentrators or coal prep metal can effectively be dewatered on the HBF. A single HBF unit can replace multiple vacuum filter/thermal dryer combinations of several plate and frame filters. The HBF combines the continuous operation of a rotary filter with moisture levels as low as those achievable by plate and frame presses.

    The Company is currently in negotiations with a potential customer to provide process design, management, and technology for the treatment of approximately 30 million tons of red mud, a by product of aluminum production.

RMI LAND DIVISION

The Company has developed a strategy for the acquisition of environmentally impaired properties ("Environmental Properties"), taking into consideration the EPA Brownfields Economic Redevelopment initiative ("Brownfields"). The EPA defines Brownfields as abandoned, idled, or under-used industrial and commercial facilities where expansion or redevelopment is complicated by real or perceived environmental contamination. The EPA Brownfield initiative is a government commitment to help revitalize such properties both environmentally and economically, reduce health risks and restore the economy to areas where Brownfields exist.

U.S. Government studies estimate that there are between 150,000 to 425,000 environmentally distressed properties with an estimated value is excess of $650 billion. This Division has only been recently formed and has generated no revenues as of the fiscal year end.

RMI Land plans to acquire commercial and industrial environmental properties from private owners of financial institutions, and government agencies. RMI Land will negotiate the acquisition of the property in exchange for the environmental remediation. The Company plans to utilize its in-house technical capabilities to rapidly evaluate and provide cost effective remediation solutions.

RMI Land Acquisition Program

    Once a property has been identified and the owner agrees to initial terms and conditions, a binding memorandum contract will be signed enabling the Company to perform a preliminary legal, financial, and environmental evaluation.

    The Company's staff engineers provide Phases I, II and III site assessments and initiate discussions with regulatory agencies to define scope of work and budget requirements. The property would be selected and the appropriate plan for cleanup and for property utilization would be developed.

    Upon completion of the cleanup, RMI Land would look to sell the property or enter into a joint venture with a developer for long-term use.

    The Company believes that a combination of the proper regulatory agreements, remediation engineering design, and insurance policies could effectively cap the potential liability of the seller, buyer and lender as far as the property is concerned. While laws and regulations of environmental liability continue to be a rapidly evolving area for federal and state law, the Company believes they can develop a niche for the acquisition of such properties. At the present time, the Company is negotiating on several properties. However, no final agreements have been reached at this time.

RMI AMERICAS, C.A.

The Company has reached a tentative agreement with OHM International, Inc. to operate the Hazardous Waste Treatment Center in Venezuela. The operation is planned to be run by a corporation that will be jointly owned by RMI Americas, C.A., a wholly-owned subsidiary of the Company, and OHM. Draft documents are now being prepared for the Venezuelan hazardous waste treatment operation. The Company believes that operations will start during the third or fourth quarter of 1996. The driving force for the project is the privatization of industries and the Venezuelan environmental law.

The Company has also reached a tentative agreement with OHM International, Inc. for the operation of an asphalt plant which RMI Americas, C.A. owns and is permitted to process K waste and recycle and/or reuse refinery by products. The operation will be run by a corporation that is planned to be jointly owned by the RMI Americas, C.A. and OHM. Proposal documents will be prepared during the third quarter of 1996. It is anticipated that this plant will restart operations during the first quarter of 1997.

LINE OF BUSINESS

During the past three fiscal periods, the following lines of business were active. The contribution to the Company's package of services of each line of business was as follows:


                                  Year ended     Year ended     Year ended
Line of Business                 Dec 31, 1995   Dec 31, 1994   Dec 31, 1993
- ----------------                 ------------   ------------   ------------
Environmental Construction
   Management                    $ 2,871,712    $ 5,326,876   $  7,617,772

Soil Remediation Services          1,273,834      1,335,973      3,310,414

Sales of Good Earth Machines       1,313,918      1,471,952        600,000
                                 -----------    -----------   ------------
   Totals                        $ 5,459,464    $ 8,134,801   $ 10,928,186
                                 -----------    -----------   ------------


In November, 1995, the Company reorganized its operations, adding two divisions and a wholly-owned subsidiary. There were no material revenues in these new divisions or subsidiary through the end of the fiscal year.

The Company has done and currently has projects with a number of national companies. They are primarily either Fortune 500 companies or companies with revenues in excess of $100 million dollars per year. The Company also has contracts with private companies with revenues of less than $100 million dollars per year and governmental entities, none of which are considered to be material at this time.

During the last fiscal year the Company had two contracts that accounted for more than ten (10%) of the Company's revenue. The Company's contract with Bridgestone/Firestone accounted for approximately 31.82% of the total revenue. This contract was substantially completed during the fiscal year. No material additional revenues are expected from this relationship in the near future. The Company had a soil remediation contract with ARCO that accounted for approximately 23.04% of the total revenue during the fiscal year. Equipment sales accounted for approximately 24.07% of the total revenue during the fiscal year.

SUBSEQUENT EVENTS

The Company accepted a financing engagement from North American Securities Company on March 21, 1996. As a part of this engagement, the Company received an initial $250,000 bridge loan in April, 1996 from an unaffiliated third party. The financing engagement provides for advising and assisting the Company with short-term financing, engaging market makers, seeking additional investment houses, and other financing options which may include additional public offerings. The financing engagement states that North American Securities Company anticipates assisting the Company in the scheduling and preparation of presentations to qualified institutional investors in preparation for a $3mm to $6mm public offering of the Company's securities. North American Securities Company anticipates managing, or engaging a manager for, such an offering within twelve months to provide the Company with long-term financing.

ITEM 2.  PROPERTIES.

As of April 1, 1992, the Company's business office became located at 8774 Yates Drive, Suite 100, Westminster, Colorado 80030. The Company currently pays approximately $11,203 per month to an unaffiliated entity on the lease, which was renewed, effective April 1, 1994, for a period of three (3) years. The Company utilizes this office space for corporate management, accounting and administrative needs.

The Company also leases two warehouse spaces in Westminster, Colorado, for which it pays approximately $475.00 per month and approximately $217.00 per month on month-to-month leases.

The Company also currently utilizes office space in Corona, California to monitor its West Coast operations. This space is rented at approximately $1,400 per month under a month to month lease.

The Company's subsidiary, RMI-Americas C.A. owns an asphalt plant in Venezuela, which it intends to utilize as part of its Venezuelan project. The subsidiary also has a contract to purchase another parcel which is intended to be utilized for the thermal treatment facility to be located in Puerto Ordaz, Venezuela.

The Company also owns office, automobile and field equipment which it utilizes in its operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit brought by Key Bank of Colorado in the Colorado State District Court for the City and County of Denver. This bank alleges the Company owes the bank approximately $155,571 on a revolving line of credit negotiated with the bank in 1992. The bank did not renew the line of credit in 1995 and declared the note in default. The Company was current on all payments at renewal date. The Company has asserted certain counterclaims as a set-off to amounts which may be owed to the bank. The lawsuit is presently in the discovery phase.

The Company is a defendant in a lawsuit brought by Price Property and Investments LLC in Colorado State District Court, Adams County, Colorado. The Company borrowed $315,000 from the Plaintiff in 1990 on a lease purchase agreement. The Plaintiff renewed this original agreement with a note in the amount of $320,000. The Company has paid the Plaintiff approximately $566,570 in payments against the lease purchase agreement and subsequent note. The Plaintiff alleges a default of the note for an approximate amount of $298,752. The Company has asserted, as a defense against the Plaintiff, that the note has been paid in full.

The Company is also a defendant in several legal proceedings in the ordinary course of business. Otherwise, no legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted three matters to a vote of shareholders through solicitation of proxies in the fourth quarter of the last fiscal year. This solicitation, which took place for the Company's shareholder meeting on October 5, 1996, was a vote on the election of Directors for the Company, approval of a reverse split of the issued and outstanding common shares of the Company on the basis of one new share for each thirty shares currently outstanding, and approval of the Company's auditors for the current audit. All such matters were approved by the shareholders.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a)  PRINCIPAL MARKET OR MARKETS

The Company's securities initially traded as a Unit consisting of one share of common stock and two warrants to purchase common stock. The Units and those warrants have since expired. For a period of time, the Company's securities traded only as common stock. In February, 1992, a new common stock purchase warrant of the Company started trading and ceased trading in a public market in 1995. The common stock purchase warrants lapsed as of February 28, 1996.

Market makers and other dealers will provide bid and ask quotations of the Company's securities. Such quotations were provided through the NASDQ Automated Quotation System, or NASDAQ, under the symbol "RMII" for the common shares until September 13, 1995, when the Company was delisted from NASDAQ for failure to meet the minimum bid price and capital and surplus requirements. The National Association of Securities Dealers has agreed to reconsider the Company for relisting, pending the submission of this Form 10K. The Company has met the minimum bid price and capital and surplus requirements with the filing of this Form 10K. At the present time, the Company's common shares trade on the NASDQ Bulletin Board under the symbol "NYMR."

Effective February 12, 1996, the Company implemented a one-for-thirty reverse split of the Company's common shares. This reverse split had been approved and ratified by the Company's shareholders at the shareholders' meeting on October 5, 1995, subject to Board implementation.

The table below represents the range of high and low bid quotations of the common shares of the Company as reported by the National Quotation Bureau and by NASDAQ and the NASD Bulletin Board during the applicable reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. All quotes are prior to giving effect to the one-for-thirty reverse split of the Company's common shares:


                                   High       Low
                                   ----       ---
Fiscal Period
ended Dec. 31, 1995

    First Quarter                $  .1875    $  .0996

    Second Quarter               $  .1874    $  .0625

    Third Quarter                $  .15625   $  .0625

    Fourth Quarter               $  .0625    $  .0625

Fiscal Period
ended Dec. 31, 1994

    First Quarter                $ 0.53      $ 0.20

    Second Quarter               $ 0.53      $ 0.28

    Third Quarter                $ 0.47      $ 0.25

    Fourth Quarter               $ 0.34      $ 0.13


    (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of December 31, 1995, a total of 75,063,116 shares of the Company's common stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately 750. The Company estimates that it has a significantly greater number of shareholders because a substantial number of the Company's shares are held in nominee names by the Company's market makers.

    (c)  DIVIDENDS

Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

    (d)  PREFERRED SHARES

The Company's Articles of Incorporation authorize up to 5,000,000 Preferred Shares, to have such classes, par value, and preferences as the Company's Board of Directors may determine from time to time. As of the date hereof, no Preferred Shares are issued or outstanding.

Item 6.  SELECTED FINANCIAL DATA.

The complete financial statements are included at Item 14 herein.

         Operating Data (000's omitted) for the period ends are as follows:

                     Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,      Jan. 31,
Period Ended           1995          1994          1993          1992          1992
- ------------           ----          ----          ----          ----          ----
Total revenue       $  5,459      $  8,135      $ 10,928      $  9,584     $  11,909

Income (loss) from
operations            (1,041)       (1,148)            1          (235)          314

Net income (loss)     (1,575)       (1,782)         (200)         (392)           41

Income (loss) per
  share              (0.0523)      (0.1062)      (0.0125)      (0.0319)          -0-

     The summary Balance Sheet Data (000's omitted) as of the period ends reported herein is as follows:

                      Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,      Jan. 31,
Period Ended           1995          1994          1993          1992          1992
- ------------           ----          ----          ----          ----          ----

Total assets         $ 4,105       $ 4,740       $ 5,022       $ 5,262       $ 4,688

Current liabilities    2,089         3,096         2,118         1,893         2,860

Long term obligations    139            55           147           412           608

Commitments and
  contingencies          -0-           191           -0-           -0-           -0-

Shareholders' equity   1,877         1,397         2,758         2,957         1,220


No cash dividends were paid during the five periods ended December 31, 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's operations are seasonal in nature. The greatest volume of work is completed during the last nine calendar months of any given year.

The Company's revenues for the last fiscal year were derived from two divisions: the Environmental Construction Management Division and the Good Earth Machine Division. The Environmental Construction Management Division includes removal and installation of underground storage tanks, testing and removal of contaminated soil, groundwater testing and compliance reporting. The Good Earth Machine Division includes the thermal treatment of contaminated soil and the sales of Good Earth Machines, for which the Company owns the patent rights.

On October 5, 1995, Mr. Bruce Hissom was elected President and Chief Executive Officer of the Company. On October 5, 1995, the Company also entered into an agreement which issued stock into an escrow account in exchange for rights to a permit to process hazardous waste and other Venezuelan assets. On December 12, 1995, the Company entered into an agreement with Mr. Hissom whereby the Company and Mr. Hissom agreed to have a Venezuelan subsidiary of the Company, RMI Americas, C.A., acquire all permits, rights thereto, and associated contract rights for hazardous waste incineration operation in Venezuela which Mr. Hissom and Ambiente Americas, C.A., a company owned by Mr. Hissom, currently possessed, and a hydro-carbon processing facility with associated permits and a patent which is permitted to process asphalt and K waste, which is also owned by Mr. Hissom. A total of 57,334,590 shares were issued in the name of Mr. Hissom which gave him approximately 76% of the outstanding stock of the Company. Mr. Hissom is also entitled to another 13,536,330 shares, prior to the one-for-thirty split, for arranging $250,000 or more in financing for the Company.

The Venezuelan subsidiary, RMI Americas, C.A., is a wholly owned subsidiary of the Company. The Company expects operations to begin during the second quarter of 1996. Mr. Hissom also brought other technologies into the Company during the last quarter of 1995. The Company expects to begin operations in its new divisions, Technologies Division, Land Division and affiliated companies during 1996.

During the next fiscal year, the Company plans to focus its operations in three areas: the Venezuela project; the RADFIX technology; and ventures utilizing the EPA Brownfields Economic Redevelopment initiative. The other divisions are expected to remain operational and to generate revenue. However, the Company expects that its predominate revenue will come from these three new operations

ENVIRONMENTAL CONSTRUCTION MANAGEMENT DIVISION:

The Environmental Construction Management (ECM) Division revenue decreased from $7,617,772 for the year ended December 31, 1993 by 12.54% to $5,326,876 for the year ended December 31, 1994, and by 46.09% to $2,871,712 for the year ended December 31, 1995. The decrease for the year ended December 31, 1994, was primarily due to a decrease in a major customer's work. During the first quarter of 1994, the Company's major customer extended the remaining portion of their contract from being completed in 1997 to being completed in 1998., which accounted for the drop in revenue for 1994. During the first quarter of 1995, the Company's major customer changed its program and is in the process of phasing out the Company's work. The Company was not able to replace the reduction in this major customer's work with other work during the current year.

Costs of construction for the ECM Division include all direct costs incurred at each job site and indirect job costs which are not allocated to specific jobs. The major components of direct job costs are labor, waste disposal and subcontractors. The major components of indirect job costs are labor which is not on the job site, depreciation of production equipment, health insurance costs and salesmen's costs.

Gross profit from operations was $2,025,199 or 26.59% of revenue for the year ended December 31, 1993, $1,444,877 or 27.12% of revenue for the year ended December 31, 1994, and $603,906 or 21.03% for the year ended December 31, 1995. This Division did not maintain its gross profit margin due to the large decrease in gross revenue.

The administrative and general expenses for the environmental construction management division was $834,756 or 9.67% of revenue for the year ended December 31, 1993, $699,390 or 13.13% of revenue for the year ended December 31, 1994, and $459,068 or 15.99% of revenue for the year ended December 31, 1995. The Division's actual expenses decreased for the years ended December 31, 1994 and December 31, 1995, while the percentage of expenses increased because of the decrease in revenue as discussed above. While the Company did reduce a number of variable expenses, the Company did not reduce the expenses to the same percentage of gross revenue as the previous year. Some of the fixed expenses could not be reduced.

The major components of administrative and general expenses for the ECM division are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

GOOD EARTH MACHINE DIVISION

The Good Earth Machine (GEM) Division decreased its revenue from $3,310,414 for the year ended December 31, 1993, by 18.72% to $2,690,673 for the year ended December 31, 1994, and by 3.83% to $2,587,752 for the year ended December 31, 1995. The 1993 revenue included the sale of a new Good Earth Machine for $600,000, and the 1994 revenue included the sales of one new and two used Good Earth Machines for $1,458,569. During 1994, the Company sold one of the used GEMs on a lease purchase contract. The note receivable was sold in 1995. During 1995, the Company sold one new and two used Good Earth Machines for $1,313,918.

The Company's revenue from soil remediation in the GEM Division has decreased substantially from $2,708,268 for the year ended December 31, 1993, to $1,335,973 for the year ended

December 31, 1994, to $1,273,834 for the year ended December 31, 1995. This reduction in soil remediation revenue resulted from two sources. The first was increased competition. And the second was the Company's changed focus for the division in the second quarter of 1994 from seeking small soil remediation jobs to primarily selling thermal desorption equipment and accepting primarily, large soil remediation jobs. The 1995 revenue was from one job.

Costs of construction for the GEM Division include all direct costs incurred at each job site and indirect job costs which are not allocated to specific jobs. The major components of direct costs are labor, fuel, travel expenses of employees, rental of equipment and subcontracts. The major components of indirect job costs are labor which is not on the job site, health insurance costs, and salesmen's costs which are directly related to the production of job revenue.

The gross profit (loss) from operations for this division (excluding the fixed site operation which was abandoned in 1995), was $121,018 or 3.66% of revenue for the year ended December 31, 1993, and $32,189 or 1.20% of revenue for the year ended December 31, 1994, and $137,537 or 5.31% of revenue for the year ended December 31, 1995. The change in focus from selling soil remediation services to selling thermal desorption equipment was prompted by the losses on small soil remediation projects. The Company had a number of signed contracts for small soil remediation contracts which were completed during the year ended December 31, 1994. The sales of thermal desorption equipment produce a much better gross profit margin compared to the soil remediation services performed on mobile jobs. The Company sold its last two used Good Earth Machines in 1995.

During fiscal year 1994, the Company entered into an agreement with Green Plan Environmental Corporation (GPEC), a Canadian company, to do a demonstration test near Kitchener, Ontario, Canada. The test was conducted for the Canadian Bureau of Water Resources. The test met the applicable Canadian permitting requirements, and GPEC entered into a lease-purchase agreement for a Good Earth Machine. The note receivable was sold during 1995.

During 1994, the Company entered into an agreement with a large construction and environmental company in Germany to process 20,000 tons of contaminated soil with one of its good earth machines. During the remediation of the soil, the Company obtained the first German Operating Permit to be issued. The Company believes this is a market that will expand the thermal desorption equipment sales revenues in 1996. The Company currently has two proposals issued to two German companies and one proposal to a Canadian company for the purchase of the Company's new "high temperature" units. The Company is also in discussions with a German company for a large thermal remediation job which may lead to a joint venture job and the sale of another unit.

The administrative and general expenses for the GEM Division, excluding the fixed site operation, was $557,579 or 16.84% of revenue for the year ended December 31, 1993, $752,648 or 27.97% of revenue for the year ended December 31, 1994, and $178,099 or 6.88% of revenue for the year ended December 31, 1995.

Prior to 1994, the Company had hired salesmen on a commission only basis and made advances to the salesmen against commissions to be earned. The salesmen's employment agreements required the salesmen to repay any advances that had not been earned and repaid if and when they left the employment of the Company. During 1994, the Company changed its salesmen's employment policy of paying a salary plus a commission. The Company attempted to collect old receivables. Any receivable that was not easily collected by the Company was turned over to attorneys for collection. During the fourth quarter of 1994 and in the first quarter of 1995, the Company entered into several settlement agreements. In spite of diligent collection efforts, the Company added $306,000 to the Bad Debt Reserves for the year ended December 31, 1994. Without the Bad Debt charges, the administrative and general expenses would have been $446,648 or 16.60% of revenue for the year ended December 31, 1994. The Company does not anticipate material bad debt write offs in future periods.

The major components of administrative and general expenses for the Good Earth Machine Division are office salaries and associated payroll costs, bad debt charges, depreciation and amortization of office equipment and patents, interest, general and health insurance costs, rent and telephone expense. Officer Salaries were $27,462 during the year ended December 31, 1993. These costs were the result of the Company hiring a vice president on salary in January, 1992. The vice president resigned during 1993. Depreciation and amortization of office equipment and patents was $106,126 or 4.10%, of the total revenue for the current year.

The administrative and general expenses for the fixed site operations were $50,236 for the year ended December 31, 1994. The fixed site operations were abandoned in 1995 and the net loss was charged off as an "extra-ordinary loss" on the financial statements.

CORPORATE OVERHEAD

Corporate administrative and general expenses were $1,043,946, $1,052,821 and $1,203,354 for the years ended December 31, 1993, December 31, 1994 and December 31, 1995, respectively. The major components are officer salaries, office salaries, interest and legal and professional expense. Officer salaries were $205,778 or 3.77%, office salaries were $177,309 or 3.25%, consulting expense was $90,510 or 1.66%, legal and professional expense was $299,408 or 5.48%, and rent expense was $58,693 or 1.08% of the total revenue for the current year.

Legal and professional expense was exceptionally high due to several merger and financing considerations during 1995. Due to the reduction in work, and subsequent reduction in staff, the Company is not utilizing all the space it is renting. The Company has subleased a portion of its space and will continue its efforts to sublease more space during 1996.

Consolidated net income (loss) from continuing operations of the Company was ($199,526) for the year ended December 31, 1993, ($1,265,311) for the year ended December 31, 1994, and ($1,041,151) for the year ended December 31, 1995.

DISCONTINUED BUSINESS SEGMENT:

The Company leased a site for a three year period in California and installed the necessary leasehold improvements to operate a fixed site for thermal soil remediation during 1994. The leasehold improvements cost $264,054, which was substantially more than management had anticipated. The fixed site operations were abandoned in 1995.

The fixed site operation had a loss of $257,848 for the year ended December 31, 1994. The site started operations in September, 1994. The revenue did not increase as fast as management had anticipated. The fixed site had large fixed expenses from depreciation of equipment and amortization of leasehold improvements and could not achieve a profitable operation.

The administrative and general expenses for the fixed site operations were $50,236 for the year ended December 31, 1994. The fixed site operations were abandoned in 1995. The loss from operations was $272,691 and the loss from final write-offs was $290,084, for the current fiscal year. The total loss for the two fiscal years totalled $820,623.

EXTRAORDINARY ITEM:

During the year ended December 31, 1994, the Company realized an extraordinary loss from the abandonment of a proposed business acquisition. The Company recorded a contingency in the amount of $151,115 as the result of a related lawsuit. The Company settled the lawsuit during 1995 for $75,000. This resulted in an extraordinary income item of $76,115 for the current year.

LIQUIDITY AND CAPITAL RESOURCES:

The operating activities of the Company used $366,429 cash for the year ended December 31, 1995, compared to $286,240 cash for the year ended December 31, 1994.

The investing activities provided $504,192 cash for the year ended December 31, 1995, compared to using $364,045 cash for the year ended December 31, 1994.

The financing activities used $144,099 cash for the year ended December 31, 1995, compared to providing $581,541 cash for the year ended December 31, 1994.

The net cash decreased $6,336 for the year ended December 31, 1995, compared to $68,744 for the year ended December 31, 1994.

Accounts receivable - trade decreased significantly due to a reduction in revenue.

Inventories decreased significantly due to the sale of the new Good Earth Machine that was being manufactured at the end of 1994 and the sale of used equipment that was sold during 1995.

Prepaid Expenses decreased substantially due to decreased insurance premiums which were reduced because of the reduction of revenue, equipment and personnel.

Accounts payable - other decreased significantly because of the decrease in year end accruals.

Manufacturing deposits decreased substantially because the new Good Earth Machine being manufactured at the end of 1994 was delivered in January, 1995.

The Company entered into various notes payable as settlement of accounts payable during 1995. Some of these notes have payouts in excess of twelve months. These notes represent the increase in long term debt.

The Environmental Construction Management Division has been profitable for several years and is expected to continue to be profitable. Due to the addition of other divisions, this division will probably have a smaller percentage of the Company's gross revenue and profits.

The Good Earth Machine Division has not been profitable for the last two years. The Company has taken steps to make this Division profitable. The Division has disposed of all of its Good Earth Machines and associated equipment, and is focusing on selling thermal desorption equipment. The Division will pursue selected large soil remediation jobs, which are intended to be subcontracted to a third party processor. This division lost ($40,562) for the year ended December 31, 1995 compared to ($720,459) for the year ended December 31, 1994.

The Company has suffered recurring losses from operations in the Good Earth Machine Division and extra-ordinary losses, and has a net capital deficiency at December 31, 1995 that raises a substantial doubt about its ability to continue as a going concern. Management has addressed this issue very aggressively as described below.

As part of the plan to improve the Company's financial stability, Management abandoned the fixed site in California during 1995, and intends to spin off or close the California environmental construction management office in 1996.

The Company's efforts to raise capital during 1995 were unsuccessful prior to Mr. Bruce Hissom's arrival in October, 1995. Mr. Hissom brought the Venezuelan project into the Company through RMI Americas, C.A.. However, this acquisition did not raise any capital during 1995. As a result of Mr. Hissom bringing in the Venezuelan project and other technologies, the Company accepted a financing engagement on March 21, 1996, which provided an initial $250,000 bridge loan. The financing engagement provides for advising and assisting the Company with short-term financing, engaging market makers, seeking additional investment houses, and other financing options which may include additional public offerings. The financing engagement states that North American Securities Company, the company which provided the financing engagement, anticipates assisting the Company in the scheduling and preparation of presentations to qualified institutional investors in preparation for a $3mm to $6mm public offering of the Company's securities. North American Securities Company also anticipates managing, or engaging a manager for, such an offering within twelve months to provide the Company with long-term financing. The Company plans to use the $250,000 bridge loan financing to pay past debts and for future working capital. The Company anticipates needing additional bridge capital within 120 days, which it will look to North American Securities Company for help in obtaining once the Company has secured at least a $1mm contract with a customer. At the present time, the Company is in negotiation with several companies and governmental entities, although no definitive agreement has been signed as of the date hereof. Finally, the Company plans to utilze an offering in the $3mm to $6mm to take care of its long-term capital needs.

Finally, the Company is also considering the addition by acquisition of one or more business units to complement its ongoing business operations, although no definitive agreement has been signed as of the date hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

For financial information, please see the financial statements included at Item 14 and hereby incorporated by this reference and made a part hereof.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company did not have any disagreements on accounting and financial disclosures with its independent certified public accountants.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and Executive Officers of the Company, their ages and present positions held in the Company are as follows:

  NAME                  AGE             POSITION
  ----                  ---             --------

Bruce T. Hissom          36              Chairman, President, Chief Executive
                                         Officer, Treasurer, and Director

Patrick V. Ryan          47              Executive Vice President
                                         and Director

Dennis C. Murphy         47              Executive Vice President
                                         Secretary and Director

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders, which is scheduled for May, 1996, and until their successors have been elected and qualified. The Board of Directors held a total of 13 meetings during the last fiscal year. The officers serve at the discretion of the Company's Directors. There are no familial relationships among the Company's officers and directors. There is no arrangement or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

BRUCE T. HISSOM. Mr. Hissom became the Chairman of the Board, President, Chief Executive Officer, Treasurer, and a Director in October, 1995. Beginning in 1981, Mr. Hissom was a principal in and developer of over 100 multi-family, commercial, and industrial properties and was directly involved in all aspects of acquisition, management, and construction. Mr. Hissom's activities included the establishment of real-estate partnerships, funds, and syndications, specializing in distressed properties, foreclosures, and work-outs. Mr. Hissom was also responsible for all activities associated with the management and redevelopment of over 4,000 apartments in New York City where he oversaw construction activity, including architectural planning, design, permitting, regulatory requirements, zoning, and construction management. In 1988, Mr. Hissom expanded operations leading a $150 million bank syndication to provide debt-equity conversions in South America; the specialization was industrial and hotel development. Mr. Hissom was involved in the structuring of complex cross border financing and acquisition projects dealing with foreign government agencies, financial institutions, and multinational companies. In 1990, Mr. Hissom became a principal and managing director of a small hydrocarbon refinery in Venezuela and was directly involved in management and operations of the facility. Mr. Hissom's responsibilities included production and exportation of petroleum products throughout out the Caribbean, U.S., and Europe. He extended product lines to include recycled refinery products; developed a patented process for the production, handling, and shipping of "INTERPAVE", an asphalt and K waste product; and was involved in the permitting and regulatory procedures to qualify the plant as a petroleum K waste processing facility. Mr. Hissom expanded into the hazardous waste field and obtained the first commercial permit to install a 50,000 ton per year Thermal Treatment Facility in Puerto Ordaz, Venezuela, and, as a result, the Company, through RMI Americas, C.A., is currently under an agreement with the city of Valencia to provide a facility in the Valencia Industrial Zone. Through his business career, Mr. Hissom has gained considerable management experience in both domestic and international markets, providing a sound foundation for the Company. Mr. Hissom attended Fordham University, majoring in Business Administration.

PATRICK V. RYAN.   Mr. Ryan is a co-founder of the Company and is an Executive
Vice President and a Director. Since opening the Company's first branch office in California in 1987, he has directed all operative phases of fuel systems construction for the underground storage tank program and environmental services contracts for remediation projects. Mr. Ryan has over 24 years of experience in all phases of fluid handling and environmental service. He was instrumental in obtaining licenses to operate the Company's soil treatment units, the Good Earth Machines. In April, 1994, he became the interim Chief Executive Officer and President. From 1975 to 1981, he was co-owner of Petroleum Marketing, Inc., Arvada, Colorado. He sold the company in 1981. He attended San Diego State University and has an Associate of Arts in Political Science from Colorado Mountain College.

DENNIS C. MURPHY.   Mr. Murphy is a co-founder of the Company and has been
Executive Vice President and a Director since 1989. From April, 1994 to October, 1995, he was the Chairman of the Board, Chief Financial Officer, and Treasurer of the Company. In April, 1994, he became the Secretary. From 1975 to 1981, he was co-owner of Petroleum Marketing, Inc., Arvada, Colorado. He sold the company in 1981.

Mr. Murphy is responsible the Investor Relations Department; he keeps the shareholders of the Company and financial brokerage community informed and up-to-date on the Company's progress and future plans, as well as providing financial reporting and news releases to the media.

Mr. Murphy attended Colorado State University and San Diego State University.
He was an Instructor of continuing education for the Underground Storage Tank Workshops at the Colorado School of Mines. He is a member of the Denver Oilmen's Association and the Petroleum Equipment Institute. He is also a member of the Colorado Chapter of the Council of Growing Companies and a charter member of the Colorado Environmental Business Alliance.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

    Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-K under the 34 Act requires the Company to identify in its Form 10K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. With respect to this disclosure, the Company has the following report: All officers and directors, except Mr. Hissom, made timely filings during the most recent fiscal year. Mr. Hissom has filed all reports required to be filed, although none were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth the Summary Compensation Table for the Chief Executive Officer and most highly compensated executive officer other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year. No executive officer received more than $100,000 in compensation during the last fiscal year. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Employee Directors receive no additional compensation for service on the Board of Directors.


                            Annual Compensation        Long Term Compensation
                  -----------------------------------  ----------------------
                                                                     Other       Restricted
                                                                     Annual        Stock
   Name            Position       Year    Salary          Bonus    Compensation    Awards
   ----            --------       ----    ------          -----    ------------    ------
                                           (1)                         (2)
Bruce T. Hissom   CEO,           1995    18,250            -0-             -0-       -0-
                  President, and 1994       -0-            -0-             -0-       -0-
                  Treasurer      1993       -0-            -0-             -0-       -0-

Patrick V. Ryan   Executive      1995    92,302            -0-          12,011       -0-
                  Vice President 1994    48,853            -0-          56,504       -0-
                                 1993   -0- (3)            -0-          18,685       -0-




Dennis C. Murphy  Executive      1995    87,749            -0-           8,548       -0-
                  Vice President 1994    74,854            -0-           8,800       -0-
                  and Secretary  1993    74,000            -0-           3,900       -0-

E. A. Barcell     Former         1995     7,477            -0-             -0-       -0-
                  Officer        1994    71,054            -0-             975       -0-
                                 1993    72,000            -0-           3,900       -0-


(1) The above information is based on calendar years. The Company's financial statements are for the years ended December 31, 1995, 1994 and 1993.

(2) Amounts shown are for (i) Company provided automobiles (ii) auto allowances
    (iii) Mr. Patrick V. Ryan received $18,685 commissions in 1993, $51,732 in 1994, and $9,423 in 1995 (iv) Mr. Dennis C. Murphy received $4,933 additional compensation in 1993 and $5,748 additional compensation in 1994.

(3) Mr. Patrick V. Ryan had a net cash advances balance of $59,656 against future commissions at December 31, 1995.

             COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has an Audit Committee and a Compensation Committee of the Board of Directors. Both committees were activated in October, 1993. The Audit Committee and the Compensation Committee held one meeting during the last fiscal year.

The principal duties of the Audit Committee are to nominate the firm of independent auditors for appointment by the Board; to meet with the independent auditors to review and approve the scope of their audit engagement and the fees related to such work; to review matters relating to internal accounting controls, the internal audit program, the Company's accounting practices and procedures and other matters relating to the financial condition of the Company and its subsidiaries; and to report to the Board periodically any conclusions or recommendations which the Audit Committee may have with respect to such matters. The members of the Audit Committee are Bruce T. Hissom, Patrick V. Ryan, and Dennis C. Murphy.

The principal duties of the Compensation Committee are to review key employee compensation policies, plans, and programs; to monitor performance and compensation of employee-directors and officers of the Company and other key employees; to prepare recommendations and periodic reports to the Board concerning such matters; and to function as the Committee which administers the long-range incentive programs which may be developed by the Company from time to time. The members of the Compensation Committee are Bruce T. Hissom, Patrick V. Ryan, and Dennis C. Murphy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of the Company's $.000067 par value common stock beneficially owned by (i) each person who, as of December 31, 1995, was known by the Company to own beneficially more than five percent (5%) of its common stock, (ii) the individual Directors of the Company, and (iii) the Officers and Directors of the Company as a group. The number of shares indicated below has been calculated after taking into account the one-for-thirty reverse split of the Company's common shares, which was effective on February 12, 1996.

      Name and Address              Amount and Nature          Percent of
     of Beneficial Owner      of Beneficial Ownership (1) (2)     Class
     -------------------      -------------------------------  ----------

Bruce T. Hissom                          1,911,153               76.38%
Chairman, President and Director
8774 Yates Drive
Suite 100
Westminster, CO  80030

Patrick V. Ryan                             37,868                 1.5%
Vice President and Director
211 Granite Street
Suite E
Corona, CA  91719

Dennis C. Murphy                            40,637                 1.5%
Vice President and Director
8774 Yates Drive
Suite 100
Westminster, CO  80030

All Officers and Directors               1,989,658                79.5%
as a Group (three persons)

    (1) All ownership is beneficial and of record except as specifically indicated otherwise.

    (2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

An Officer of the Company had outstanding loans, including accrued interest, from the Company of approximately $31,500 as of December 31, 1995..

Two officers and a shareholder loaned the Company a total of $295,000 during fiscal year 1994. As of December 31, 1995, approximately $23,082 in principal and accrued interest remained outstanding.

The Company negotiated a one year $500,000 line of credit with a local bank on July 16, 1992 which bore interest at an initial rate of 10.5% per annum. The note was declared in default in 1995 by the bank, who has brought suit against the Company. See Legal Proceedings herein. The note required monthly interest payments only and was due July 16, 1994. The Company had pledged its accounts receivable and the Good Earth Machine patents, as well as obtained two $250,000 life insurance polices each on the lives of Mr. Robert W. Jennings, former President and Mr. Robert B. Barcell, former Director.

The Company sold its previous office building, which at the time had a book value of approximately $157,000, to Dennis C. Murphy, an Officer and Director of the Company for approximately $145,000. The fair market value of the building at that time was estimated to be approximately $152,000. Mr. Murphy assumed the first mortgage of approximately $115,000 on the building and gave a promissory note to the Company for $30,795 at ten percent per annum, due April, 1992. The purchase price also contemplated that Mr. Murphy would be required to make a minimum of $2,250 worth of repairs and enhancements to the building to make it suitable for leasing. As of December 31, 1995, approximately $31,500 in principal and accrued interest remained due and owing on the note.


                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

         (a) The following financial information is filed as part of this report:

              (1)       FINANCIAL STATEMENTS

              (2)       SCHEDULES
                        Schedule V - Property and Equipment
                        Schedule VI- Property and Equipment
                        Accumulated Depreciation
                        Schedule IX- Short-term Borrowings

              (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

                                        Exhibit number to
Item 601                                Registration Statement
Exhibit No.         Description         on Form S-1 (No.33-30216)
- -----------         ------------        -------------------------

3-A                Articles of                      3-A
                   Incorporation

3-B                Bylaws                           3-B

Item 601
Exhibit No.         Description
- -----------         ------------
10.1                Agreement with Mr. Bruce Hissom

    (b) REPORTS ON FORM 8-K. The Company filed no report on Form 8-K during the last quarter of fiscal year ended December 31, 1995.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RYAN-MURPHY INCORPORATED




Dated:                                 By:   /s/ Bruce T. Hissom
        -----------------                   ------------------------------------
                                                 Bruce T. Hissom
                                                 President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        TREASURER



Dated:                                  By:   /s/ Bruce T. Hissom
      -------------------                   ------------------------------------
                                                  Bruce T. Hissom


                                        SECRETARY


Dated:                                 By:   /s/ Dennis C. Murphy
      -------------------                   ------------------------------------
                                                 Dennis C. Murphy

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549





                                       FORM 10K

                                       EXHIBITS
                                          TO
                               RYAN-MURPHY INCORPORATED

                                  INDEX TO EXHIBITS


  Exhibit                                    Page or
  Number         Description                 Cross Reference
- ----------     ---------------               ---------------


3-A           Articles of
              Incorporation +

3-B           Bylaws +


   Item 601
Exhibit No.         Description
- -----------         ------------
10.1                Agreement with Mr. Bruce Hissom


- ----------------------------------

+ Incorporated by Reference to Registration Statement Form S-1, No. 33-30216 and Amendments thereof.

                               RYAN-MURPHY INCORPORATED

                             INDEX TO FINANCIAL STATEMENTS


Independent auditors' report                                             F-2

Consolidated Balance Sheets, December 31, 1995 and 1994                  F-3

Consolidated Statements of Operations, years ended December 31,
1995, 1994 and 1993                                                      F-5

Consolidated Statements of cash flows, years ended December 31, 1995,
1994 and 1993                                                            F-6

Consolidated Statement of shareholders' equity, January 1, 1993
through December 31, 1995                                                F-8

Summary of significant accounting policies                               F-9

Notes to consolidated financial statements                               F-11

Board of Directors
Ryan-Murphy Incorporated


                             INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Ryan-Murphy Incorporated (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ryan-Murphy Incorporated as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

The accompany financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note U to the financial statements the Company has suffered recurring losses and has a deficiency in working capital as of December 31, 1995 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note U. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Company, P.C.
Denver, Colorado
March 26, 1996

                               RYAN-MURPHY INCORPORATED
                             CONSOLIDATED BALANCE SHEETS
                                        ASSETS


                                                                 December 31
                                                               --------------
              Description                                     1995         1994
              -----------                                     ----         ----
Current Assets:
  Cash, including interest bearing restricted
    funds of $42,507 and $155,437 (Note D)                 $  152,027    $  158,363

   Accounts and notes receivable (Notes C, E and L)
     Trade receivables                                        414,954     1,036,346
     Current maturities of long term note receivable             -0-        175,000
     Due from related parties                                  31,500        35,748
     Other                                                     79,251       306,013
     Less allowances for possible losses                       (5,694)     (155,588)

   Costs and estimated earnings in excess of billings
     on uncompleted contracts (Note F)                         13,919        16,185

   Inventories
     Materials and supplies                                    79,092        88,195
     Thermal desorption equipment held for sale                  -0-        406,253
     Thermal desorption equipment being manufactured             -0-        438,017

   Prepaid expenses (Note H)                                   41,875       210,957
                                                           ----------    ----------
         Total current assets                                 806,925     2,715,489

Investment in affiliated company                                2,500          -0-

Property and equipment, at cost,
   less accumulated depreciation (Note J)                      93,268       693,589

Buildings-idle                                              1,582,981          -0-

Intangible assets less accumulated amortization
(Notes C & K)                                               1,570,347     1,189,133

Long term note receivable, net of current
portion (Note L)                                                 -0-         64,961

Other assets                                                   49,296        77,235
                                                           ----------    ----------
                                                           $4,105,317    $4,739,707
                                                           ----------    ----------
                                                           ----------    ----------


      See accompanying summary of significant accounting policies and notes to financial statements.
                                         F-3

                               RYAN-MURPHY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                         LIABILITIES AND SHAREHOLDERS' EQUITY




                                                                     December 31,
                                                                  ---------------
     Description                                                 1995          1994
     -----------                                                 ----          ----
Current Liabilities:
   Accounts and notes payable Notes C, M & N)
     Notes payable:
       Note payable to bank                               $   155,272   $   275,000
       Notes payable, related parties                          21,000       240,500
       Other notes payable                                    167,846       253,542
     Accounts payable
       Trade                                                  946,672       986,679
       Overdraft of bank account                                 -0-         55,887
       Commissions payable                                     11,996        22,417

Deposits on purchase contracts & overpayments                     488       429,976
Current maturities of long term debt (Note O)                 274,490        30,113
Current maturities of capital lease payables (Note O)         309,337       391,404
Billings in excess of costs and estimated
     earnings on uncompleted contracts (Note F)                39,793        89,925
Other current and accrued liabilities                         162,486       320,997
                                                          -----------   -----------

         Total current and accrued liabilities              2,089,381     3,096,440
                                                          -----------   -----------

Long Term Debt, net of current maturities (Note O):
   Notes payable                                             133,984        42,154
   Capital lease obligations                                   5,322        13,262
                                                         -----------   -----------

         Total long term debt                                139,306        55,416
                                                         -----------   -----------

Commitments & Contingencies (Note P):
   Contingent & settlement liabilities                          -0-        191,115
                                                         -----------   -----------

Shareholders' Equity (Note Q):
   Preferred stock, 5,000,000 authorized, classes, par value,
     and preferences to be determined, -0- issued               -0-           -0-
   Common stock, $.000067 par value, 500,000,000
     shares authorized; 17,123,526 and 15,962,400
     issued and outstanding                                  5,029         1,147
   Additional paid-in capital                            6,191,004     4,096,219
   Less:  Treasury shares, at cost, 38,729 and
     38,729 shares                                         (22,862)      (22,862)
   Retained earnings (deficit)                           (4,296,541)   (2,677,769)
                                                        -----------   -----------
         Total shareholders' equity                      1,876,630     1,396,735
                                                       -----------   -----------
                                                       $ 4,105,317   $ 4,739,707
                                                       -----------   -----------
                                                       -----------   -----------


      See accompanying summary of significant accounting policies and notes to financial statements.
                                         F-4

                               RYAN-MURPHY INCORPORATED
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Years ended December 31,
                                                                  ------------------------
           Description                                       1995            1994           1993
           -----------                                       ----            ----           ----
Net sales and revenues:
  Contract revenues                                       $ 4,145,546    $ 6,545,597    $10,328,186
  Equipment sales                                           1,313,918      1,471,952        600,000
                                                         ------------   ------------  -------------

                                                            5,459,464      8,017,549     10,928,186
                                                         ------------   ------------  -------------

Costs and expenses:
  Costs of contracts                                        3,577,504      5,498,657      8,427,977
  Costs of machine sales                                    1,163,054      1,041,827        353,992
                                                         ------------   ------------  -------------

                                                            4,740,558      6,540,484      8,781,969
                                                         ------------   ------------  -------------

     Gross profit                                             718,905      1,477,065      2,146,217
                                                         ------------   ------------  -------------

Other operating costs and expenses:
  General and administrative                                1,738,592      2,051,728      2,082,714
  Provision for doubtful accounts                              27,000        315,000         60,000
  Research and development                                       -0-            -0-           2,381
                                                         ------------   ------------  -------------

Income (loss) from operations                               1,765,592      2,366,728      2,145,095
                                                         ------------   ------------  -------------

                                                           (1,046,687)      (889,663)         1,122
Non-operating income and (expense), net:
  Other                                                        36,973         20,390         (7,336)

Interest expense, related parties                              (8,903)        (8,903)       (37,435
Interest expense, other                                       (43,488)      (129,287)      (155,877)
Abandoned asset                                               (70,008)          -0-            -0-
                                                         ------------   ------------  -------------

  Income (loss) from continuing operations                 (1,132,112)    (1,007,463)      (199,526)
Provision for income taxes (Note R)                             -0-            -0-            -0-
                                                         ------------   ------------  -------------

  Income (loss) from continuing operations after
    income taxes                                           (1,132,112)    (1,007,463)      (199,526)

Discontinued Operations (net of income taxes): (Note W)
  Loss from operations                                       (272,691)      (257,848)          -0-
  Loss on disposal of discontinued operations                (290,084)          -0-            -0-

Extraordinary items (net of income taxes):
  Abandon business acquisition (Note V)                        76,115       (516,975)          -0-
  Utilization of net operating loss carryforward                 -0-            -0-            -0-
                                                        ------------   ------------  -------------

                                                         $(1,618,772)   $(1,782,286)  $   (199,526)
                                                        ------------   ------------  -------------
                                                        ------------   ------------  -------------

Weighted average shares                                   30,144,148     16,777,243     15,962,400
                                                        ------------   ------------  -------------
                                                        ------------   ------------  -------------

Income (loss) from continuing operations                 $   (0.0376)   $   (0.0600)  $    (0.0125)
Income (loss) from discontinued operations &
  extraordinary items                                        (0.0161)       (0.0462)       0.00000
                                                        ------------   ------------  -------------

Earnings (loss) per common share                         $   (0.0537)   $   (0.1062)  $    (0.0125)
                                                        ------------   ------------  -------------
                                                        ------------   ------------  -------------


      See accompanying summary of significant accounting policies and notes to financial statements.
                                         F-5

                               RYAN-MURPHY INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           For years ended December 31,
                                                                                           ----------------------------
        Description                                                                1995                1994               1993
        -----------                                                                ----                ----               ----
Cash flows from operation activities:
  Net income (loss)                                                            $(1,618,772)        $(1,782,285)       $   (199,526)

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                                 424,953             372,731             432,527
     Bad debts                                                                      28,250             315,000              12,662
     Provision for litigation & settlement                                        (191,115)            191,115                 -0-
     (Gain) loss on disposition of property                                          4,287               5,152              17,098
     Abandoned asset                                                                70,008                 -0-                 -0-

  (Increase) decrease in:
     Receivables                                                                   672,751             240,473            (558,349)
     Receivables, related parties (Note C)                                           1,507               5,351                 -0-
     Inventory-Materials and supplies                                              345,348               3,005              10,706
     Inventory-Manufacturing costs in process                                      438,017            (438,017)                -0-
     Costs and estimated earnings in excess of billings
       (Note F)                                                                      2,266              22,116             130,753
     Prepaid expenses (Note H)                                                     169,082              48,574              40,482
     Investments                                                                       -0-                 -0-                 (31)
     Other assets                                                                   31,439               3,580             (35,669)

  Increase (decrease) in:
     Accounts payable                                                              (40,009)            260,801             308,558
     Overdraft of bank account (Note M)                                            (55,887)             55,887                 -0-
     Accounts payable, related parties (Note C)                                        -0-                 -0-             (16,390)
     Other current liabilities                                                    (168,932)            (79,977)             69,806
     Deposits on purchase contracts & overpayments
       (Note M)                                                                   (429,489)            427,411                 -0-
     Billings in excess of costs and estimated earnings                            (50,132)             62,843               8,625
                                                                               ------------        ------------       -------------

        Total Adjustments                                                        1,252,343           1,496,045             420,778
                                                                               ------------        ------------       -------------

        Net cash provided by (used in) operating activities                       (366,429)           (286,240)            221,252
                                                                               ------------        ------------       -------------

Cash flows from investing activities:
  Sale of Note Receivable                                                          239,261                 -0-                 -0-
  Proceeds on disposal of fixed assets                                             274,778             147,576             376,319
  Capital expenditures                                                              (3,847)           (511,621)            (61,690)
  Investment in affiliated companies                                                (6,000)                -0-                 -0-
                                                                               ------------        ------------       -------------
        Net cash provided by (used in) investing activities                        504,192            (364,045)            314,629
                                                                               ------------        ------------       -------------


Cash flows from financing activities:
  Proceeds from issuance of stock, net                                              34,623             421,063                 -0-
  Proceeds from loans                                                            1,675,622           4,797,610             702,854
  Debt service payments                                                         (1,834,844)         (4,677,632)           (943,074)
  Proceeds from related party loans (Note C)                                           -0-             295,000             700,000
  Debt payments to shareholders (Note C)                                           (19,500)           (254,500)           (900,000)
                                                                               ------------        ------------       -------------

        Net cash provided by (used in) financing activities                       (144,099)            581,541            (440,220)
                                                                               ------------        ------------       -------------



      See accompanying summary of significant accounting policies and notes to financial statements.
                                         F-6

                               RYAN-MURPHY INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)



                                                                                   For years ended December 31,
                                                                                   ----------------------------
              Description                                                1995                1994               1993
              -----------                                                ----                ----               ----
Net increase (decrease) in cash and cash equivalents                $     (6,336)      $     (68,744)      $      95,661
  Cash and equivalents at beginning of period                            158,363             227,107             131,446
                                                                    ------------       -------------       -------------

  Cash and equivalents at end of period                             $    152,027       $     158,363       $     227,107
                                                                    ------------       -------------       -------------
                                                                    ------------       -------------       -------------

  Cash paid during the year for:
    Interest                                                        $     52,391       $     138,190       $     193,312
    Income taxes                                                            -0-                 -0-                 -0-
                                                                    ------------       -------------       -------------

                                                                    $     52,391       $     138,190       $     193,312
                                                                    ------------       -------------       -------------
                                                                    ------------       -------------       -------------

Non-cash transactions:
  Capitalized leases were incurred for:
    Furniture and fixtures                                          $       -0-        $        -0-        $      14,389
                                                                    ------------       -------------       -------------
                                                                    ------------       -------------       -------------

Common stock was issued for:
  Services rendered                                                 $     10,000       $        -0-        $        -0-
  Investment in subsidiary                                             2,064,044                -0-                 -0-
                                                                    ------------       -------------       -------------

                                                                    $  2,074,044       $        -0-        $        -0-
                                                                    ------------       -------------       -------------
                                                                    ------------       -------------       -------------

Notes were incurred for the following:
  Transportation equipment                                          $       -0-        $        -0-        $      15,517
  Field Equipment                                                           -0-               66,351                -0-
                                                                    ------------       -------------       -------------

                                                                    $       -0-        $      66,351       $      15,517
                                                                    ------------       -------------       -------------
                                                                    ------------       -------------       -------------



      See accompanying summary of significant accounting policies and notes to financial statements.
                                         F-7

                               RYAN-MURPHY INCORPORATED
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      JANUARY 1, 1993 THROUGH DECEMBER 31, 1995



                                   Common                     Additional                   Treasury       Retained        Total
                                   Stock             Par       Paid-in        Treasury      Shares        Earnings    Shareholders'
     Description                   Shares           Value      Capital         Shares        Costs        (Deficit)       Equity
     -----------                   ------           -----      -------         ------        -----        ---------       ------
Balance, January 1, 1993         15,962,400        $1,069     $3,675,234      (38,729)     $(22,862)    $ (695,958)     $2,957,483

  Net income (loss)                    -0-           -0-            -0-          -0-           -0-        (199,526)       (199,526)
                                 ----------        ------     ----------      --------     ---------    -----------     -----------
Balance, December 31, 1993       15,962,400         1,069      3,675,234      (38,729)      (22,862)      (895,484)      2,757,957

  Shares issued in
    settlement of debt              206,126            14         74,924         -0-           -0-            -0-           74,938

  Shares issued for cash
    in private offerings            955,000            64        346,064         -0-           -0-            -0-          346,125

  Net income (loss)                    -0-           -0-            -0-          -0-           -0-      (1,782,285)     (1,782,285)
                                 ----------        ------     ----------      --------     ---------    -----------     -----------

Balance, December 31, 1994       17,123,526         1,147      4,096,219      (38,729)      (22,862)    (2,677,769)      1,396,735

  Shares issued for cash
    in private offerings            525,000            35         24,587         -0-           -0-            -0-           24,623

  Shares issued for
    services rendered                80,000             5          9,995         -0-           -0-            -0-           10,000

  Shares issued in exchange
    for rights to
    Venezuelan project
     (Note 6)                    57,334,590         3,841      2,060,203         -0-           -0-            -0-        2,064,044

  Net income (loss)                    -0-           -0-            -0-          -0-           -0-      (1,618,772)     (1,618,772)
                                 ----------        ------     ----------      --------     ---------    -----------     -----------

Balance, December 31, 1995       75,063,116        $5,029     $6,191,004      (38,729)     $(22,862)    $(4296,541)     $1,876,630
                                 ----------        ------     ----------      --------     ---------    -----------     -----------
                                 ----------        ------     ----------      --------     ---------    -----------     -----------



       See accompanying summary of significant accounting policies and notes to financial statements.
                                         F-8

                               RYAN-MURPHY INCORPORATED
                                SUMMARY OF SIGNIFICANT
                                 ACCOUNTING POLICIES
                                  DECEMBER 31, 1995


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements and notes include all of the assets of Ryan-Murphy Incorporated and it wholly owned subsidiary, RMI Americas, C.A. The assets of the subsidiary have been included at predecessors costs. All material intercompany accounts and transactions have been eliminated in consolidation. The business combination was accounted for under the pooling of interests method of accounting.

REVENUE AND COST RECOGNITION

Revenues from contracts are recognized on the cost plus and percentage-of-completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income which are recognized in the period in which the revisions are determined to be necessary. Contract costs include all direct materials, subcontracts, labor costs and those indirect costs related to contract performance. At the time a loss on a contract become known, the entire amount of the estimated ultimate loss is accrued. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings in shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized, is shown as a current liability. Revenues from the sale of equipment is recognized at the time the equipment is accepted by the buyer, or in the case of a capital lease sale, at the date of the capital lease. If the equipment is manufactured by the Company, the Company may require deposits to be made by the buyer. The Company carries the cost of manufacturing as a current asset and the deposits to be made by the buyer. The company carries the cost of manufacturing as a current asset and the deposits on purchase contracts as a current liability. General and administrative costs are charged to expenses as incurred.

INTANGIBLES AND OTHER ASSETS

Costs of deferred liabilities are being amortized over seven years. Costs incurred in connection with certain patent rights and permits are amortized from five to fifteen years.

EARNINGS (LOSS) PER COMMON SHARE

The net income (loss) per common share for the periods presented has been computed on the basis of the weighted average number of common shares outstanding during the period, according to the rules of the Securities and Exchange Commission.

DEPRECIATION

Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to forty years.

                               RYAN-MURPHY INCORPORATED
                                SUMMARY OF SIGNIFICANT
                                 ACCOUNTING POLICIES
                                  DECEMBER 31, 1995


MATERIALS AND SUPPLIES

These inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

INVENTORY - EQUIPMENT HELD FOR SALE

There was one Good Earth Machine and a Dust Burner in inventory at December 31, 1994 which are carried at the lower of cost (determined by the specific identification method) or market.

INVENTORY - EQUIPMENT BEING MANUFACTURED

There were no machines being manufactured at December 31, 1995.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

PRIOR YEARS' RECLASSIFICATION

The financial statements for the prior years have been reclassified to conform with the current year's presentation.

                               RYAN-MURPHY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995


Note A:  Assets pledged

Approximately 37 percent of all assets are pledged as security for notes payable to bank and capital leases.

Note B:  Nature of organization

Ryan-Murphy Incorporated (the Company) was founded in 1976 as a Colorado corporation. Effective January 31, 1989, the Company merged with Postmark Stores of America, Inc. (PSA), which was incorporated under the laws of Colorado on December 18, 1994. The Company's operations consist of environmental construction management; soil remediation; cleanup and disposal of low lever nuclear waste, hazardous waste and mixed wastes; and Good Earth Machine (GEM) sales.

Note C:  Related party transactions

One officer was indebted to the Company in the amount of $2,101, for cash received, at December 31, 1994, and two officers were indebted to the Company in the amount of $6,166, for cash received, at December 31, 1993. In addition, the Company sold land and a building to a vice-president for $145,000. The book value of the land and building at the time of the sale was $156,998. A note receivable of $30,000 remained owing at December 31, 1995 and December 31, 1994, and $30,748 was owing at December 31, 1993. Accrued interest on the indebtedness totalled $1,500 at December 31, 1995, $3,647 at December 31, 1994 and $4,155 at December 31, 1993.

The Company issued notes totaling $295,000 to two officers and a shareholder during 1994 and $700,000 to an officer and a shareholder during 1993. Of these notes $21,000 remained outstanding at December 31, 1995, and $240,500 at December 31, 1994. Accrued interest on the indebtedness was $2,082 at December 31, 1995 and $317 at December 31, 1994.

Mr. Bruce T. Hissom was elected President, Chief Executive Officer and Treasurer on October 5, 1995. The Company entered into an agreement on the same date which put 57,334,590 shares of the Company's common stock in an escrow account in exchange for rights to a permit to process hazardous waste and other Venezuelan assets. On December 12, 1995 the Company entered into an agreement with Mr. Hissom whereby the Company and Mr. Hissom agreed to have a Venezuelan subsidiary of the Company, RMI Americas, C.A., acquire all permits, rights thereto, and associated contract rights for hazardous waste incineration operations in Venezuela which Mr. Hissom and Ambiente Americas, C.A., a company owned by Mr. Hissom, currently possessed, and a hydro-carbon processing facility which is permitted to process asphalt and K-waste, which is also owned by Mr. Hissom. A total of 57,334,590 common shares were issued in the name of Mr.
Hissom.  RMI Americas, C.A. is a wholly owned subsidiary of the Company.   The
assets are valued at net book value of predecessor costs and consisted of an asphalt plant at $1,582,981, and InterPave patent at $35,336, a Waste permit at $213,719, and a Hazardous Waste Permit at $232,008, a total book value of $2,064,044.

Note D:  Restricted cash

The Company treats certificates of deposits and their associated interest as restricted cash. The restricted cash is pledged as collateral for payment and performance bonds, with a balance of $42,507 and December 31, 1995 and $155,437 at December 31, 1994.

Note E:  Accounts and notes receivable

Other receivables consisted of the following:


                                                   December 31,
                                                  -------------
                                                1995          1994
                                                ----          ----
Other receivables - employees              $    1,245    $   12,580
Other receivables - officers                    2,816          -0-
Commission advances - salesmen - officers      59,656       220,797
Commission advances - salesmen - other         10,534        67,391
Other                                           5,000         5,245
                                            ----------    ----------
                                           $   79,251    $  306,013
                                            ----------    ----------
                                            ----------    ----------


Note F:  Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consisted of the following:


                                                   December 31,
                                                  -------------
                                                1995          1994
                                                ----          ----
Costs incurred on uncompleted contracts   $ 3,529,768   $ 6,170,410
Estimated earnings                          3,086,475     3,022,969
                                           ------------  ------------
                                            6,616,243     9,193,379

Billings to date                           (6,642,117)   (9,267,119)
                                           ------------  ------------

                                          $   (25,874)  $   (73,740)
                                           ------------  ------------
                                           ------------  ------------

Included in the accompanying balance sheets and under the following captions are:

Costs and estimated earnings in excess of
    billings on uncompleted contracts     $    13,919   $    16,185

Billings in excess of costs and estimated
    earnings on uncompleted contracts         (39,793)      (89,925)
                                           ------------  ------------

                                          $   (25,874)  $   (73,740)
                                           ------------  ------------
                                           ------------  ------------


Note G:  Backlog

The following schedule summarizes changes in backlog on contracts during the year ended December 31, 1995 and December 31, 1994. Backlog represents the amount of billings the

Company expects from environmental and soil remediation contracts in progress at year end and from contractual agreements on which work has not yet begun:


                                                   December 31,
                                                  -------------
                                                1995          1994
                                                ----          ----

Beginning balance                         $ 1,387,998   $   471,691
New contracts during the year               5,405,809    10,109,686
                                           ------------  ------------

Less contract revenue earned during the
  year                                      6,793,807    10,581,377
                                           (6,616,243)   (9,193,379)
                                           ------------  ------------

Backlog at end of year                     $  177,564   $ 1,387,998
                                           ------------  ------------
                                           ------------  ------------


Note H:  Prepaid Expenses

This item includes prepaid insurance in the amount of $$41,875 for the year ended December 31, 1995 and $210,957 for the year ended December 31, 1994.

Note I:  Investments in affiliated companies

The Company has the following items included in its consolidated balance sheet for the year ended December 31, 1995.


                                                                           Consolidating

Description                             Registrant        Subsidiary        Adjustments       Consolidated
- -----------                             ----------        ----------        -----------       ------------
Current assets                            806,925              -0-             -0-                806,925
Investment in affiliated
companies:
  100% owned subsidiary                 2,067,544              -0-         (2,067,544)                -0-
  50% owned subsidiary                      2,500              -0-             -0-                  2,500

Property and equipment, at cost
  less accumulated depreciation            93,268              -0-             -0-                 93,268

Plant-idle less accumulated depr             -0-          1,582,981            -0-              1,582,981

Intangible assets less accum.
amort.
      Patents                           1,089,284            35,336            -0-              1,124,620
      Permits:
        Hazardous Waste                      -0-            232,008            -0-                232,008
        K-Waste                              -0-            213,719            -0-                213,719

Other assets                               45,796             3,500            -0-                 49,296
                                        ---------         ---------        -----------          ---------

                                        4,105,317         2,067,544        (2,067,544)          4,105,317
                                        ---------         ---------        -----------          ---------
                                        ---------         ---------        -----------          ---------






Current liabilities                     2,089,381              -0-             -0-             2,089,381

Long term debt                            139,306              -0-             -0-               139,306

Shareholders' equity:

  Common stock                              5,029         2,067,544        (2,067,544)              5,029
  Additional paid-in capital            6,191,004              -0-               -0-            6,191,004
  Less:  Treasury shares                  (22,862)             -0-               -0-              (22,862)
  Retained earnings                    (4,296,541)             -0-               -0-           (4,296,541)
                                        -----------        ---------        -----------         -----------

                                        4,105,317         2,067,544        (2,067,544)          4,105,317
                                        -----------        ---------        -----------         -----------
                                        -----------        ---------        -----------         -----------


Note J:  Property and equipment

Major classes of property and equipment consisted of the following, at cost:



                                             December 31,
                                            -------------
          Description                     1995          1994
          -----------                     ----          ----
Leasehold Improvements              $      -0-    $   264,054
Furniture and equipment                 245,688       306,248
Field equipment                          58,120       131,804
Transportation equipment                 35,094        95,621
Good Earth Machines                        -0-        466,080
                                     -----------   -----------

Less accumulated depreciation           338,902     1,263,807
                                       (245,634)     (570,218)
                                     -----------   -----------

Net property and equipment          $    93,268   $   693,589
                                     -----------   -----------
                                     -----------   -----------

Building-idle                       $ 2,694,435   $      -0-
Less accumulated depreciation        (1,111,454)         -0-
                                     -----------   -----------
Net Building-idle                   $ 1,582,981   $      -0-
                                     -----------   -----------

Depreciation expense was $395,111, which included $233,876 abandoned leasehold depreciation, for the year ended December 31, 1995, $272,882 for the year ended December 31, 1994 and $333,461 for the year ended December 31, 1993.

The idle building is owned by the wholly owned subsidiary.

Note K:  Intangible assets

Intangible assets consist of the following:


                                             December 31,
                                            -------------
          Description                     1995          1994
          -----------                     ----          ----
Patent rights acquired from
  related party (Note C)            $ 1,454,088   $ 1,454,088
Patents & Permits for Venezuelan
  project                               481,063          -0-
Other                                    24,082        24,082
                                     ------------  ------------
                                      1,959,233     1,478,170


Less accumulated amortization          (388,886)    ( 289,037)
                                     ------------  ------------

Net intangible assets               $ 1,570,347   $ 1,189,133
                                     ------------  ------------
                                     ------------  ------------


Amortization expense was $99,849 for the year ended December 31, 1995, $99,869 for the year ended December 31, 1994 and $99,066 for the year ended December 31, 1993. The permit is owned by the wholly owned subsidiary.

The Company reviewed the value of the patent for the Good Earth Machines as of December 31, 1995 and determined that the patent had substantial value based on the current proposals for the sale of new thermal desorption equipment which utilizes the patents. The Company sold one new machine and two used machines during 1995, and anticipates the sale of two new machines during 1996.

The Patents and Permits for the Venezuelan project are stated at predecessor book value and will be written off over five year periods.

Note L:  Long term note receivable

The Company entered into a lease purchase contract for the sale of a used Good Earth Machine on May 18, 1994. The lease qualifies as a sale under Generally Accepted Accounting Principles. The Company recorded the transaction as a sale and recorded a note receivable with imputed interest at 5% per annum. The contract was scheduled to mature May 18, 1996. The note receivable was sold at a discount by the Company in 1995. The Good Earth Machine that is subject to this transaction was the security for a capital lease, which was paid off at the time the note receivable was sold. The capital lease payable was not assumed by the buyer of the Good Earth Machine.

Note M:  Accounts payable

The overdraft of the bank account at December 31, 1994 was caused by checks being released on December 29, 1994 and not covered with a draw against our line of credit until January, 1995. The unused line of credit at that time was $175,000.


Note N:  Short term debt


                                                                 December 31,
                                                                -------------
          Description                                         1995          1994
          -----------                                         ----          ----
Notes payable to banks consist of the
  following:

  Note payable, due May 5, 1995 and
    May 5, 1994, variable interest,
    collateralized by receivables and
    GEM patent rights.  The note that
    was due May 5, 1995 is currently
    under litigation.                                     $   155,272   $   275,000
                                                          -----------   -----------
                                                          -----------   -----------

Notes payable, related parties consist of the following:

  Note payable - interest at 24 percent, due to a
    shareholder collateralized by receivables,
    matures January 6, 1995, guaranteed by two
    officers                                              $      -0-    $   200,000

  Note payable - interest at 8 percent, due to
    shareholder and officer, unsecured, matured
    December 31, 1994, extended as demand note                 21,000        36,000

  Note payable - interest at 12.5 percent, due to
    shareholder and officer, unsecured, due on demand            -0-          4,500
                                                          -----------   -----------

                                                          $    21,000   $   240,500
                                                          -----------   -----------
                                                          -----------   -----------

Other notes payable consist of the following:

  Insurance premium finance contract, payable in
    monthly installments of $6,071, including
    interest at 7.18%                                     $      -0-    $    35,675

  Insurance premium finance contract, payable in
    monthly installments $10,663, including
    interest at 6.175%                                           -0-         92,179

  Insurance premium finance contract, payable in
    monthly installments of $4,356, including interest
    at 10.75%                                                  33,480          -0-


  Accounts payable converted into a note, payable in
    monthly installments of $20,000, with interest
    at 8.00%                                                     -0-         80,000

  Accounts payable converted into a note, payable in
    monthly installments of $3,000, including interest
    at 12.00%                                                  19,473          -0-

  Accounts payable converted into a note, payable in
    monthly installments of $1,350 plus interest at 6.00%      10,800          -0-

  Accounts payable converted into a note, payable in
    full at maturity, with interest at 8.00%                     -0-         45,688

  Accounts payable converted into a note, payable in
    variable monthly installments, $2,500 - $5,000,
    including interest at 8.00%                                36,746          -0-

  Accounts payable converted into a note, payable in
    variable monthly installments, $1,000 - $3,000,
    including no interest                                      34,000          -0-

  Accounts payable converted into a note, payable in
    variable monthly installments, $1,250 - $2,500,
    including interest at 9.00%                                20,300          -0-

  Accounts payable converted into a note, payable in
    monthly installments of $879, including interest
    at 10.00%                                                  10,000          -0-

  Accounts payable converted into a note, payable in
    monthly installments of $1,800, principal included
    service charges                                             3,048          -0-
                                                          -----------   -----------

                                                           $  167,847    $  253,542
                                                          -----------   -----------
                                                          -----------   -----------

Note O:  Long term debt

                                                                 December 31,
                                                                -------------
          Description                                         1995          1994
          -----------                                         ----          ----

Notes payables consisted of the following:

  Accounts payable converted into a note, payable
    in variable monthly installments, $3,500 -
    $5,045, including interest at 10.00%                  $    75,000   $      -0-

  Accounts payable converted into a note, payable
    in variable monthly installments, $4,000 -
    $7,500, principal includes service charges                100,000          -0-

  Accounts payable converted into a note, payable
    in variable monthly installments, $4,500 -
    $6,500, including interest at 8.00%                        70,634          -0-

  Accounts payable converted into a note, payable
    in monthly installments of $2,995, including
    interest at 12.00%                                         31,840          -0-

  Accounts payable converted into a note, payable
    in variable monthly installments, $3,000 -
    $5,000, including interest at 10.00%                      131,000          -0-

  Note payable, payable in monthly installments of
    $1,771, including interest at 7.66% collateralized
    by a front end loader, matures November 1, 1997,
    the loader was sold and note paid off in 1995                -0-         61,774

  Note payable, payable in monthly installments of
    $281, including interest at 9.60% collateralized
    by a vehicle, mature April 22, 1995                          -0-          1,405

  Note payable, payable in monthly installments of
    $361, including interest at 9.60% collateralized
    by a vehicle, mature May 15, 1995                            -0-          1,820

  Note payable, payable in monthly installments of
    $470, including interest at 12.91% collateralized
    by a vehicle, matures May 24, 1996, the vehicle was
    sold during 1995                                             -0-          7,267
                                                           ------------  ------------

Less:  Current maturities                                     408,474        72,266
                                                             (274,490)      (30,112)
                                                           ------------  ------------

                                                          $   133,984   $    42,154
                                                          ------------  ------------
                                                          ------------  ------------


The maturities of long-term debt at December 31, 1995 are as follows:
    Year ending December 31, 1996      $   274,490
    Year ending December 31, 1997          110,429
    Year ending December 31, 1998           23,555
                                        -----------
                                           $408,474
                                        -----------
                                        -----------

         The following is a summary of capital lease obligations:


                                                                December 31,
                                                               -------------
                         Monthly  Interest
Leased Property          Payment    Rate    Collateral       1995        1994
- ---------------          -------    ----    ----------       ----        ----
Equipment               $   210   14.456%  Equipment      $   2,148  $   3,706
Software & Equipment        664   11.970%  Software/Equip       -0-      3,849
Equipment                   456   18.492%  Equipment            -0-      3,406
Equipment                   289   15.357%  Equipment          3,409      5,940
Equipment                   461   19.810%  Equipment            -0-      1,343
Equipment                   341   20.125%  Equipment            -0-      2,824
Equipment - Guaranteed
 by officers              6,870   12.550%  Equipment            -0-     58,722
Equipment                   893   18,830%  Equipment          3,460     11,852
Equipment                   818   12.250%  Equipment            -0-      3,195
Equipment                 6,800   10.000%                   294,677    294,677
Equipment                   214   10.280%  Equipment            -0-      1,045
Equipment                   379    8.131%  Equipment          8,694     11,175
Equipment                    91    3.980%  Equipment          2,271      2,932
                                                           ---------- ----------

Less: Current Maturities                                  $ 314,659  $ 404,666
                                                           (309,337)  (391,404)
                                                           ---------- ----------
Long-term obligations                                     $   5,322  $  13,262
                                                           ---------- ----------
                                                           ---------- ----------


Future minimum payments under capital lease obligations as of December 31, 1995 are as follows:

    Year ending December 31, 1996      $  309,337
    Year ending December 31, 1997           7,534
                                        ----------

Less:  Imputed interest                $  316,871
                                           (2,212)
                                        ----------

Net present value of future minimum
  capital leases payable                $  314,659
                                        ----------
                                        ----------

Assets under capital leases totalled $59,977 and $1,580,221, and accumulated depreciation & amortization totalled $33,300 and $713,989 as of December 31, 1995 and 1994. Depreciation & amortization of equipment under capital leases is included in depreciation and amortization expense for all periods. The 1995 amounts include a capital lease on a Good Earth Machine that has matured, but not been released, cost of $520,441 and accumulated depreciation of $184,197. The 1994 amounts include a capital lease on a Good Earth Machine that has matured, but not been released, cost of $466,080 and accumulated depreciation of $248,671.

Note P:  Commitments & Contingencies

Operating leases:

At December 31, 1995, the Company was obligated under non-cancelable, operating leases as follows:

    Office rent - year ending December 31, 1996            $ 137,264
    Office rent - year ending December 31, 1997               37,862
                                                            ---------

        Total                                              $ 175,126
                                                            ---------
                                                            ---------

The $175,126 is not reflected in the accompany financial statements. Rent expense charged to operations, including month to month leases, was $177,940, $166,190 and $161,882 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company also incurred $138,537 rent expense during 1995 as part of the abandoned business expense, charged off as an extraordinary charge.

GEM

The Company entered into a sale and a ten years and three months lease back agreement on April 25, 1990 for the purchase of a GEM machine for $315,000. The Company capitalized the $315,000 amount as a capital lease, the balance remaining due at December 31, 1994, under the lease document, as amended on May 20, 1994, is carried at $294,678. The original lease terms provide for operational rent of 50% of the gross profits from the machine with a minimum of $6,800 per month, limited to $2,000,000 over the life of the lease. Minimum lease payments and operational rent paid during the year ended December 31, 1995, December 31, 1994 and December 31, 1993 was $-0-, $68,000, and $81,600,
respectively.

The lease back agreement was amended and re-negotiated May 20, 1994 to a fixed amount due of $320,000, payments of $6,800 per month, 10% interest per annum, with the remaining balance due June 1, 1995. The Company is disputing the final amount due.

Note Q:  Common stock

The Company issued 206,126 shares of stock in settlement of a debt and 955,000 shares of stock for cash in a private offering during the year ended December 31, 1994.

The Company issued 525,000 shares of stock for cash in a private offering, 80,000 shares of stock in exchange for services, and 57,334,590 in exchange for assets, as described below, during the year ended December 31, 1995.

The Company entered into an agreement on October 5, 1995, which put 57,334,590 shares of the Company's common stock in an escrow account in exchange for rights to a permit to process hazardous waste and other Venezuelan assets. On December 12, 1995 the Company entered into an agreement with Mr. Hissom whereby the Company and Mr. Hissom agreed to have a Venezuelan subsidiary of the Company, RMI Americas, C.A., acquire all permits, rights thereto, and associated contract rights for hazardous waste incineration operations in Venezuela which Mr. Hissom and Ambiente Americas, C.A., a company owned by Mr. Hissom, currently possessed, and a hydro-carbon processing facility with associated permits and a patent which is permitted to process asphalt and K waste, which is also owned by Mr.
Hissom.   RMI Americas, C.A. is a wholly owned subsidiary of the Company.

Stock option plans

As of December 31, 1995, 75,000 shares of common stock were reserved for issuance under a qualified stock plan adopted in 1991, and 1,700,000 shares of common stock were reserved for issuance to two officers, All of the outstanding options under the qualified plan are exercisable one third six (6) months after date of grant and one third on each of next two anniversary dates and terminate five years from the date of grant.

The outstanding options granted to the two officers are exercisable immediately upon issuance and expire three years after issuance.

The following table summarizes all outstanding options during the years ended December 31, 1993, 1994 and 1995.


                                 Options Granted                      Options Outstanding
                                 ---------------                      -------------------
                              Number                         Option          Option           Number
                                of           Number           Price          Price          of Shares
      Description             Options       of Shares        Per Share       Totals        Exercisable
      -----------             -------       ---------        ---------       ------        -----------
Balance, January 1, 1993          11          585,000        $ .53-.63     $ 341,050          190,000
Granted                            3          190,000          .43-.53        87,700          141,668
Became exercisable                 0                0                0             0                0
Terminated                        (3)        (350,000)         .45-.63      (194,500)         (33,334)
Expired                            0                0                0             0                0
Exercised                          0                0                0             0                0
                                 ---      -----------       ---------    -----------      -----------

Balance, December 31, 1993        11          425,000          .44-.63       234,250          298,334
Granted                            1          400,000              .45       180,000                0
Became exercisable                 0                0                0             0           63,333
Terminated                        (2)        (450,000)         .43-.45      (201,500)               0
Expired                            0                0                0             0                0
Exercised                          0                0                0             0                0
                                 ---      -----------       ---------    -----------      -----------

Balance, December 31, 1994        10          375,000          .44-.63       212,750          361,667
Granted                            4        3,400,000          .10-.34       748,000        3,413,333
Became exercisable                 0                0                0             0                0
Terminated                        (8)      (1,925,000)         .44-.63      (703,750)      (1,925,000)
Expired                           (2)         (75,000)             .63       (47,250)         (75,000)
Exercised                          0                0                0             0                0
                                 ---      -----------       ---------    -----------      -----------

Balance, December 31, 1995         4        1,775,000        $  .10-53    $  209,750        1,775,000
                                 ---      -----------       ---------    -----------      -----------
                                 ---      -----------       ---------    -----------      -----------


Common stock warrants

Warrants to purchase 3,200,000 shares of common stock (issued in connection with the public stock offering which closed February 27, 1992) remain outstanding as of December 31, 1995 and were exercisable prior to February 21, 1996 at a price of $.85 per share. The warrants expired February 21, 1996.

Note R:  Income taxes

Deferred income taxes consisted of the following:


           Description                                        1995          1994          1993
           -----------                                        ----          ----          ----
Deferred tax assets, net operating loss carryforward    $ 2,453,081    $1,211,785    $1,136,038
Allowance for doubtful accounts                                -0-        132,359         7,820
                                                        -----------    -----------   -----------

    Total deferred tax asset                              2,453,081     1,344,144     1,143,858

Allowance For doubtful accounts                            (149,894)         -0-           -0-
Accelerated tax depreciation                               (145,111)      (61,920)     (170,076
Valuation allowance                                      (2,158,076)   (1,282,224)     (249,751)
                                                        -----------    -----------   -----------

    Net deferred taxes                                  $     -0-      $      -0-    $      -0-
                                                        -----------    -----------   -----------
                                                        -----------    -----------   -----------


The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

The Company has available, as of December 31, 1995, unused Federal and State operating loss carryforwards of approximately $3,571,853 and $3,571,853, respectively which expire through the years 2010 and 2010 respectively.

Note S:  Segment information

The Company conducted its 1995 business in two industry segments; environmental construction management and soil remediation services. The environmental construction management segment includes site contamination evaluation, removal and installation of underground storage tanks, testing and removal of contaminated soil and compliance reporting. The soil remediation segment includes revenues derived from the sale and service of Good Earth Machines
(GEMs) and the cleaning of contaminated soil using company equipment or subcontracted equipment. The Company sold one new and two used GEMs during the current year for a total of $1,294,960, less direct costs of $1,085,431. The Company earned the following environmental construction from one customer; $1,737,159 during 1995; $4,229,178 during 1994 and $6,397,028 during 1993; the
Company earned $1,258,099 from one customer for soil remediation during 1995.


                                                Environmental           Soil
Year ended December 31, 1995                    Construction         Remediation        Consolidated
- ----------------------------                    ------------         -----------        ------------
Revenue                                         $ 2,871,712         $ 2,587,752         $ 5,459,464
                                                 -----------         -----------        ------------

Income (loss) from divisions                        144,839             (19,608)            125,231
                                                 -----------         -----------        ------------

General corporate expenses                                                               (1,171,918)
                                                                                         ------------

Income (loss) before non-operating losses                                                (1,046,687)

Non-operating losses                                                                        (85,425)
Discontinued operations                                                                    (562,775)
Extraordinary gain                                                                           76,115
                                                                                         ------------
Net income (loss)                                                                        (1,618,772)
                                                                                         ------------

Identifiable assets at December 31, 1995             58,120                -0-               58,120
                                                 -----------         -----------

Corporate assets                                                                          4,047,197
                                                                                         ------------

Total assets at December 31, 1995                                                         4,105,317
                                                                                         ------------

Capital expenditures                                   -0-                 -0-                 -0-
                                                 -----------         -----------        ------------

Depreciation & amortization                          39,419             109,513             148,932
                                                 -----------         -----------

Corporate depreciation                                                                       83,680

Extraordinary loss depreciation &
amortization                                                                                262,349
                                                                                         ------------

Total depreciation & amortization                                                           494,961
                                                                                         ------------


                                                Environmental           Soil
Year ended December 31, 1994                    Construction         Remediation        Consolidated
- ----------------------------                    ------------         -----------        ------------
Revenue                                         $ 5,326,876          $2,807,925          $8,134,801
                                                 -----------         -----------        ------------

Income (loss) from divisions                        745,488            (978,307)           (232,819)
                                                 -----------         -----------

General corporate expenses                                                               (1,032,491)
                                                                                         ------------

Income (loss) before extraordinary loss                                                  (1,265,310)
                                                                                         ------------

Extraordinary loss                                                                         (516,975)
                                                                                         ------------

Identifiable assets at December 31, 1994             56,483           2,432,926           2,489,409

                                                 -----------         -----------


Corporate assets                                                                          2,194,410
                                                                                         ------------

Total assets at December 31, 1994                                                         4,683,819
                                                                                         ------------

Capital expenditures                                 18,184             492,437             511,621
                                                 -----------         -----------        ------------

Depreciation & amortization                          46,658             318,965             365,623
                                                 -----------         -----------

Corporate depreciation & amortization                                                         7,108
                                                                                         ------------

Total depreciation & amortization                                                           372,731
                                                                                         ------------

                                                Environmental           Soil
Year ended December 31, 1993                    Construction         Remediation        Consolidated
- ----------------------------                    ------------         -----------        ------------

Revenue                                         $ 7,617,772         $ 3,310,414        $ 10,928,186
                                                 -----------         -----------        ------------
Income (loss) from divisions                      1,288,317            (436,561)            851,756
                                                 -----------         -----------

General corporate expenses                                                               (1,051,282)
                                                                                         ------------

Income (loss) before taxes                                                                 (199,526)
                                                                                         ------------

Identifiable assets at December 31, 1993            182,305           3,306,331           3,488,636

Corporate assets                                                                          1,533,736

Total assets at December 31, 1993                                                         5,022,372
                                                                                         ------------

Capital expenditures                                 49,604              12,086              61,690
                                                 -----------         -----------        ------------

Depreciation & amortization                          35,206             387,872             423,078
                                                 -----------         -----------

Corporate depreciation & amortization                                                         9,449
                                                                                         ------------

Total depreciation & amortization                                                           432,527
                                                                                         ------------


Note T:  Major customer

One customer accounted for approximately 32% of 1995 revenue, 52% of 1994 revenue and 58% of 1993 revenue. All of this customer's revenue was part of the environmental construction management division's revenue. Another customer accounted for approximately 23% of 1995 revenue, a single soil remediation contract.

Note U:  Going concern and subsequent events

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company not been profitable since the year ended January 31, 1992. Its current liabilities exceed its current assets by $1,282,456 as of December 31, 1995. Management has addressed the viability of the Company very aggressively.

As part of resolving the viability of the Company, Management brought in Mr. Bruce Hissom as President, CEO and Treasurer. Mr. Hissom brought in the Venezuelan project and new technologies. As the result of the new assets, technology and management, the Company accepted a financing engagement on March 21, 1996, which provided an initial $250,000 bridge loan. The financing engagement provides for advising and assisting the Company with short-term financing, engaging market makers, seeking additional investment houses, and other financing options which may include additional public offerings. The investment advisor is prepared to assist the Company in raising $3,000,000 or
more.   The financing engagement states that North American Securities Company, the company which provided the financing engagement, anticipates assisting the Company in the scheduling and preparation of presentations to qualified institutional investors in preparation for a $3mm to $6mm public offering of the Company's securities.

North American Securities Company also anticipates managing, or engaging a manager for, such an offering within twelve months to provide the Company with long-term financing. The Company plans to use the $250,000 bridge loan financing to pay past debts and for future working capital. The Company anticipates needing additional bridge capital within 120 days, which it will look to North American Securities Company for help in obtaining once the Company has secured at least a $1mm contract with a customer. At the present time, the Company is in negotiation with several companies and governmental entities, although no definitive agreement has been signed as of the date hereof. Finally, the Company plans to utilze an offering in the $3mm to $6mm to take care of its long-term capital needs.

Note V:  Extraordinary item

During the year ended December 31, 1994, the Company realized an extraordinary loss from the abandonment of a proposed business acquisition. The Company entered into a Letter of Intent in August, 1993, to acquire a business engaged in reclaiming waste oil from oil wells and selling the crude oil to refineries. The Company ran into difficulties completing the acquisition after a test operation was completed, and the Company had paid certain liabilities of the business to be acquired. The negotiations continued into the fourth quarter of 1994. The Company sold control and ownership of its position to another party for $20,000 plus the assumption of certain liabilities that the Company was liable for. The transaction was completed in January, 1995. The Company invested a net amount of $365,860 in the abandoned business acquisition.

As part of the test operation which was completed in January, 1994, the Company rented equipment from a supplier which represented itself as an expert in the oil processing business. A dispute has arisen over these representations. The Company refused to pay the rentals which were billed by the rental company because the Company claimed the equipment did not process the waste oil as represented verbally and in writing. Because an agreement could not be reached with the equipment rental company, they filed a lawsuit against the Company for 100% of what they could possibly bill, $151,115. The Company is vigorously defending the lawsuit. As a result of subsequent findings, the Company feels that it has an excellent defense to the lawsuit, and a strong basis for the counter suit which has been filed.

The Company's write off in 1994 for the abandoned business acquisition was their net investment of $365,860, plus a reserve of $151,115 for the lawsuit with the rental company, for a total of $516,975. The Company settled the lawsuit with the rental company in 1995 for $75,000 and recognized an extra-ordinary gain of $76,115 during 1995 as the result of the settlement.

Note W:  Discontinued business

The Company leased a site for a three year period in California and installed the necessary leasehold improvements to operate a fixed site for thermal soil remediation during 1994. The lease hold improvements cost $264,054, which was substantially more than management anticipated. The fixed site operations were abandoned in 1995.

The fixed site operation had operating losses of $272,691 and $257,848 for the years ended December 31, 1995 and December 31, 1994, respectively.. The site started operations in September, 1994. The revenue did not increase as fast as management had anticipated. The fixed site had large fixed expenses from depreciation of equipment and amortization of leasehold improvements and could not achieve a profitable operation.

The fixed site operations were discontinued in 1995. The total losses written off in 1995 were $272,691 from operations and $290,084 from abandonment of operations. The total loss from this business for 1995 and 1994 totalled $820,623.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of" (SFAS No.
121). SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 imposes a requirement on entities to estimate the future cash flows from the use of an applicable asset and its eventual disposition, whenever events or changes in circumstances indicate that the carrying value of an applicable asset may not be recoverable, and to recognize an impairment loss if the carrying amount of the applicable asset exceeds its future cash flows. The amount of the impairment loss is measured by the amount the fair value of the asset exceeds its carrying amount.

The Company plans to adopt the standard in 1996. Management has determined that adoption of the standard may not have a material effect on its financial statements.

                               RYAN-MURPHY INCORPORATED


Independent auditors report

Schedules:


V   Property, plant and equipment

VI  Accumulated depreciation of property, plant and equipment

Board of Directors
Ryan-Murphy Incorporated

                             INDEPENDENT AUDITORS' REPORT


The audits referred to in our report dated March 26, 1996, relating to the financial statements of Ryan-Murphy Incorporated, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedules listed in the accompanying index.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.





Cordovano and Company, P.C.
Denver, Colorado
March 26, 1996

                               RYAN-MURPHY INCORPORATED

                                PROPERTY AND EQUIPMENT
                                                                      SCHEDULE V



       Column A                     Column B       Column C         Column D        Column E          Column F
                                                                                      Other
                                     Balance                                         changes          Balance
                                   at beginning    Additions                        additions,        at end
     Classification                 of period       at Cost        Retirements     (deductions)      of period
     --------------                 ---------       -------        -----------     ------------      ---------
Period ended December 31, 1995:

    Leasehold improvements         $   264,054  $       -0-      $  (264,054)        $     -0-        $    -0-
    Buildings                              -0-    2,694,435               -0-              -0-       2,694,435
    Furniture & fixtures               306,248          -0-          (60,560)              -0-         245,688
    Field equipment                    131,804          -0-          (73,684)              -0-          58,120
    Transportation equipment            95,621        3,847          (64,375)              -0-          35,093
    Good Earth Machines                466,080          -0-         (466,080)              -0-             -0-
                                   ------------  -----------       -----------        ---------     -----------

        Totals                     $ 1,263,807  $ 2,698,282      $   928,753)        $     -0-     $ 3,033,336
                                   ------------  -----------       -----------        ---------     -----------
                                   ------------  -----------       -----------        ---------     -----------

Period ended December 31, 1994:

  Leasehold improvements           $       -0-  $   264,054      $        -0-        $     -0-     $   264,054
    Buildings                          303,051       26,292            23,095              -0-         306,248
    Furniture & fixtures                58,420       73,684               300              -0-         131,804
    Field equipment                     95,621          -0-               -0-              -0-          95,621
    Transportation equipment         1,665,051      147,591         1,346,562              -0-         466,080
                                   ------------  -----------       -----------        ---------     -----------
    Good Earth Machines

        Totals                    $  2,122,143  $   511,621       $ 1,369,957        $     -0-     $ 1,263,807
                                   ------------  -----------       -----------        ---------     -----------
                                   ------------  -----------       -----------        ---------     -----------

Period ended December 31, 1993:

    Furniture & fixtures          $    369,079  $    33,221       $    99,253        $       4     $   303,051
    Field equipment                     71,872          -0-            13,452              -0-          58,420
                                        98,516       15,356            18,251              -0-          95,621
                                     1,982,725       12,085           329,759              -0-       1,665,051
                                   ------------  -----------       -----------        ---------     -----------

        Totals                    $  2,522,192  $    60,662       $   460,715        $       4     $ 2,122,143
                                   ------------  -----------       -----------        ---------     -----------
                                   ------------  -----------       -----------        ---------     -----------

                               RYAN-MURPHY INCORPORATED
         ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT
                                                                     SCHEDULE VI


       Column A                     Column B       Column C         Column D        Column E          Column F
                                                   Additions                         Other
                                     Balance       Charged                           Changes,         Balance
                                   at beginning     cost and                        Additions,        at end
     Classification                 of period       expense        Retirements     (deductions)      of period
     --------------                 ---------       -------        -----------     ------------      ---------
Period ended December 31, 1995:

    Leasehold improvements         $    30,178  $   233,876      $  (264,054)         $    -0-    $        -0-
    Buildings                              -0-    1,111,454               -0-              -0-       1,111,454
    Furniture & fixtures               180,737       51,009          (58,514)              -0-         173,232
    Field equipment                     38,533       16,254          (11,404)              -0-          43,383
    Transportation equipment            72,098        7,319          (50,399)              -0-          29,018
    Good Earth Machines                248,672       16,646         (265,318)              -0-             -0-
                                    -----------  -----------       -----------         --------     -----------

        Totals                     $   570,218  $ 1,436,558      $  (649,689)         $    -0-    $  1,357,087
                                    -----------  -----------       -----------         --------     -----------
                                    -----------  -----------       -----------         --------     -----------

Period ended December 31, 1994:

  Leasehold improvements           $       -0-  $    30,178      $        -0-         $    -0-    $     30,178
    Furniture & fixtures               142,531       56,284            18,078              -0-         180,737
    Field equipment                     25,803       12,895               165              -0-          38,533
    Transportation equipment            64,658        7,440               -0-              -0-          72,098
    Good Earth Machines                636,059      166,085           553,472              -0-         248,672
                                    -----------  -----------       -----------         --------     -----------

        Totals                     $   869,051  $   272,882       $   571,715         $    -0-     $   570,218
                                    -----------  -----------       -----------         --------     -----------
                                    -----------  -----------       -----------         --------     -----------

Period ended December 31, 1993:
    Furniture & fixtures           $   160,665  $    66,766       $    84,900         $    -0-     $   142,531
    Field equipment                     26,560       11,441            12,198              -0-          25,803
    Transportation equipment            60,640       17,245            13,227              -0-          64,658
    Good Earth Machines                403,050      238,009             5,000              -0-         636,059
                                    -----------  -----------       -----------         --------     -----------

       Totals                      $   650,915  $   333,461       $   115,325         $    -0-     $   869,051
                                    -----------  -----------       -----------         --------     -----------
                                    -----------  -----------       -----------         --------     -----------