Form 10-K405/A
period 1995-12-31
RYAN MURPHY INC
filed 1996-04-26
CIK 802524

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                              FORM 10-K/A (AMENDMENT 1)
                       Annual Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                     For the Fiscal Year Ended: December 31, 1995
                             Commission File No. 0-18571

                              RYAN-MURPHY INCORPORATED
                              ------------------------
                (Exact Name of Registrant as specified in its Charter)

                      COLORADO                       84-0998860
           -------------------------------       -------------------
           (State or Other Jurisdiction of       (I.R.S. Employer
            Incorporation or organization)       Identification No.)

                  8774 Yates Drive
                   Suite 100
               Westminster, Colorado                    80030
      ----------------------------------------        ----------
      (Address of Principal Executive Offices)        (Zip Code)

                                 (303) 427-4567
                                 --------------
                  Registrant's Telephone Number, Including Area Code

             Securities Registered Pursuant to Section 12(g) of the Act:
                           COMMON STOCK $.000067 PAR VALUE
                         -------------------------------
                                   (Title of Class)
              WARRANTS TO PURCHASE COMMON STOCK $.000067 PAR VALUE
              ----------------------------------------------------
                                   (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X         No
                                                 -------     ------
    State the aggregate market value of the voting stock held by non-affiliates of the Registrant: approximately $ 702,838.
                                  ---------
    Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: Outstanding at March 1, 1996, a total of 2,502,104 shares of common stock, $.000067 par value (including 1,291 shares of treasury stock), after giving effect to a one-for-thirty reverse split of the issuer's common shares.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any
amendment to this Form 10K    X    .
                          ---------
                         DOCUMENTS INCORPORATED BY REFERENCE
              Documents incorporated by reference are found in Item 14.

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

The Environmental Construction Management Division provides design, installation, and decommissioning of fuel delivery systems, including underground storage tanks. The following is a list of services provided by this division:

    *    bio-remediation
    *    vapor extraction
    *    thermal soil remediation using the "Good Earth Machine",
    *    underground storage tank compliance programs,
    *    hazardous material release investigations,
    *    property transfer environmental assessments,
    *    corrective action planning and system construction, and
    *    fuel storage-delivery system installation and upgrading.

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

    In 1988, the U.S. EPA promulgated underground storage regulations that outlined requirements for upgrading UST systems, and eliminating certain UST systems by 1998. The Company had traditionally been working with national clients such as Goodyear, Ryder, Bridgestone/Firestone, and U-Haul, which now have substantially complied with the federal regulations and cleanup deadlines. The Company plans to focus in the coming fiscal year on smaller clients and on states that have financial assistance programs for the decontamination of leaking UST's. The Company estimates that the States of Colorado and Wyoming still have approximately 10,000 available sites for remediation and budgeted funds for decontamination. On an industry-wide basis, the Company anticipates an increase in UST business as the 1998 deadline for EPA compliance approaches.

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

New Technology Development

    During the last seven years, the Company has produced low temperature thermal desorption equipment fabricated of common carbon steels. The Company has now shifted its focus to produce high temperature thermal remediation equipment for soils contaminated with solvents, poly aromatic hydrocarbons , and refined and crude oils.

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

LINE OF BUSINESS

During the past three fiscal periods, the following lines of business were active. The contribution to the Company's package of services of each line of business was as follows:

                                   Year ended        Year ended      Year ended
       Line of Business           Dec 31, 1995      Dec 31, 1994    Dec 31, 1993
       ----------------           ------------      ------------     ----------
 Environmental Construction
   Management                     $  2,871,712      $  5,326,876    $  7,617,772

 Soil Remediation Services           1,273,834         1,335,973       3,310,414

 Sales of Good Earth Machines        1,313,918         1,471,952         600,000
                                  ------------      ------------    ------------

    Totals                        $  5,459,464      $  8,134,801    $ 10,928,186
                                  ------------      ------------    ------------

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

During the last fiscal year the Company had two contracts that accounted for more than ten (10%) of the Company's revenue. The Company's contract with Bridgestone/Firestone accounted for approximately 31.82% of the total revenue. This contract was substantially completed during the fiscal year. No material additional revenues are expected from this relationship in the near future. The Company had a soil remediation contract with ARCO that accounted for approximately 23.04% of the total revenue during the fisca year. Equipment sales accounted for approximately 24.07% of the total revenue during the fiscal year.

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

Item 6.  SELECTED FINANCIAL DATA.

The complete financial statements are included at Item 14 herein.

         Operating Data (000's omitted) for the period ends are as follows:

                             Dec. 31,   Dec. 31,    Dec. 31,   Dec. 31,   Jan. 31,
   Period Ended               1995       1994        1993       1992       1992
   ------------               ----        ----       ----       ----       ----
Total revenue                $  5,459   $  8,135    $ 10,928    $  9,584   $  11,909


Income (loss) from
operations                     (1,041)    (1,148)          1        (235)        314


Net income (loss)              (1,575)    (1,782)       (200)       (392)         41


Income (loss) per share       (0.0523)   (0.1062)    (0.0125)    (0.0319)        -0-


The summary Balance Sheet Data (000's omitted) as of the period ends reported herein is as follows:

                             Dec. 31,  Dec. 31,  Dec. 31,  Dec. 31,  Jan. 31,
   Period Ended                1995      1994      1993      1992      1992
   ------------                ----      ----      ----      ----      ----

Total assets                 $ 4,105   $ 4,740   $ 5,022   $ 5,262   $ 4,688

Current liabilities            2,089     3,096     2,118     1,893     2,860

Long term obligations            139        55       147       412       608

Commitments and contingencies    -0-       191       -0-       -0-       -0-

Shareholders' equity           1,877     1 397     2,758     2,957     1,220

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

During the next fiscal year, the Company plans to focus its operations in three areas: the Venezuela project; the RADFIX technology; and ventures utilizing the EPA Brownfields Economic Redevelopment Initiative. The other divisions are expected to remain operational and to generate revenue. However, the Company expects that its predominate revenue will come from these three new operations.


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

                                       PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and Executive Officers of the Company, their ages and present positions held in the Company are as follows:

   NAME                 AGE            POSITION
- ----------              ---            --------

Bruce T. Hissom         36             Chairman, President, Chief Executive
                                       Officer, Treasurer, and Director

Patrick V. Ryan         47             Executive Vice President
                                       and Director

Dennis C. Murphy        47             Executive Vice President
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



                         Annual Compensation         Long Term Compensation
                    ------------------------------   ----------------------
                                                                    Other        Restricted

                                                                    Annual          Stock

       Name            Position      Year    Salary     Bonus     Compensation      Awards
       ----            --------      ----    ------     -----     ------------      ------

                                             (1)                     (2)


Bruce T. Hissom   CEO,              1995     18,250       -0-             -0-           -0-
                  President, and    1994       -0-        -0-             -0-           -0-
                  Treasurer         1993       -0-        -0-             -0-           -0-

Patrick V. Ryan   Executive         1995     92,302       -0-          12,011           -0-
                  Vice President    1994     48,853       -0-          56,504           -0-
                                    1993     -0-(3)       -0-          18,685           -0-




Dennis C. Murphy  Executive         1995     87,749       -0-           8,548           -0-
                  Vice President    1994     74,854       -0-           8,800           -0-
                  and Secretary     1993     74,000       -0-           3,900           -0-

E. A. Barcell     Former            1995      7,477       -0-             -0-           -0-
                  Officer           1994     71,054       -0-             975           -0-
                                    1993     72,000       -0-           3,900           -0-


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

           Name and Address               Amount and Nature          Percent of

          of Beneficial Owner      of Beneficial Ownership (1) (2)      Class
          -------------------      -------------------------------      -----

Bruce T. Hissom                             1,911,153                 76.38%
Chairman, President and Director
8774 Yates Drive
Suite 100
Westminster, CO  80030


Patrick V. Ryan                                37,868                   1.5%
Vice President and Director
211 Granite Street
Suite E
Corona, CA  91719

Dennis C. Murphy                               40,637                   1.5%
Vice President and Director
8774 Yates Drive
Suite 100
Westminster, CO  80030

All Officers and Directors                  1,989,658                  79.5%
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

             (a) The following financial information is filed as part of this report:

                    (1)    FINANCIAL STATEMENTS

                    (2)    SCHEDULES
                           Schedule V - Property and Equipment
                           Schedule VI- Property and Equipment
                           Accumulated Depreciation
                           Schedule IX- Short-term Borrowings

                    (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

                                       Exhibit number to
Item 601                               Registration Statement
Exhibit No.          Description       on Form S-1 (No.33-30216)
- -----------          -----------       -------------------------

3-A                 Articles of                      3-A
                    Incorporation

3-B                 Bylaws                           3-B

Item 601
Exhibit No.          Description
- -----------          -----------

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


                                       RYAN-MURPHY INCORPORATED



Dated:  4/22/96                        By: /s/ Bruce T. Hissom
        -----------                        -------------------------------
                                               Bruce T. Hissom
                                               President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                       TREASURER



Dated:  4/22/96                        By: /s/ Bruce T. Hissom
      -------------                        -------------------------------
                                               Bruce T. Hissom


                                       SECRETARY



Dated:  4/22/96                        By: /s/ Dennis C. Murphy
      -------------                        -------------------------------
                                               Dennis C. Murphy

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RYAN-MURPHY INCORPORATED



Dated:                                 By: /s/  Bruce T. Hissom
      -------------                        -------------------------------
                                                Bruce T. Hissom
                                                President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                       TREASURER



Dated:                                 By:  /s/ Bruce T. Hissom
      -------------                        -------------------------------
                                                Bruce T. Hissom


                                       SECRETARY



Dated:                                 By:  /s/ Dennis C. Murphy
      -------------                        -------------------------------
                                                Dennis C. Murphy

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549




                                       FORM 10K

                                       EXHIBITS
                                          TO
                               RYAN-MURPHY INCORPORATED

                                  INDEX TO EXHIBITS


  Exhibit                               Page or
  Number          Description           Cross Reference
- -----------      ---------------        ---------------

3-A              Articles of
                 Incorporation +

3-B              Bylaws +


   Item 601
Exhibit No.       Description
- -----------      -------------

10.1             Agreements with Mr. Bruce Hissom


- ---------------------

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



Cordovano and Company, P.C.
Denver, Colorado
April 11, 1996

                               RYAN-MURPHY INCORPORATED
                             CONSOLIDATED BALANCE SHEETS
                                        ASSETS


                                                                          December 31
                                                                      --------------------
                                Description                           1995            1994
                                -----------                           ----            ----
Current Assets:
   Cash, including interest bearing restricted funds
      of $42,507 and $155,437 (Note D)                             $  152,027       $  158,363

   Accounts and notes receivable (Notes C, E and L)
      Trade receivables                                               414,954        1,036,346
      Current maturities of long term note receivable                    -0-           175,000
      Due from related parties                                         31,500           35,748
      Other                                                            79,251          306,013
      Less allowances for possible losses                              (5,694)        (155,588)

   Costs and estimated earnings in excess of billings
      on uncompleted contracts (Note F)                                13,919           16,185

   Inventories
      Materials and supplies                                           79,092           88,195
      Thermal desorption equipment held for sale                         -0-           406,253
      Thermal desorption equipment being manufactured                    -0-           438,017

   Prepaid expenses (Note H)                                           41,875          210,957
                                                                   ----------       ----------
         Total current assets                                         806,925        2,715,489

Investment in affiliated company                                        2,500             -0-

Property and equipment, at cost,
   less accumulated depreciation (Note J)                             93,268           693,589

Buildings-idle                                                      1,582,981             -0-

Intangible assets less accumulated amortization (Notes C & K)       1,570,347        1,189,133

Long term note receivable, net of current portion (Note L)               -0-            64,261

Other assets                                                           49,296           77,235
                                                                   ----------       ----------
                                                                   $4,105,317       $4,739,707
                                                                   ----------       ----------
                                                                   ----------       ----------




       See accompanying summary of significant accounting policies and notes to financial statements.

                               RYAN-MURPHY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                         LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                         December 31,
                                                                    --------------------
                              Description                            1995             1994
                              -----------                            ----             ----
Current Liabilities:
   Accounts and notes payable Notes C, M & N)
      Notes payable:
         Note payable to bank                                     $   155,272      $   275,000
         Notes payable, related parties                                21,000          240,500
         Other notes payable                                          167,846          253,542
      Accounts payable
         Trade                                                       946,672           986,679
         Overdraft of bank account                                      -0-             55,887
         Commissions payable                                           11,996           22,417

Deposits on purchase contracts & overpayments                             488          429,976
Current maturities of long term debt (Note O)                         274,490           30,113
Current maturities of capital lease payables (Note O)                 309,337          391,404
Billings in excess of costs and estimated
     earnings on uncompleted contracts (Note F)                        39,793           89,925
Other current and accrued liabilities                                 162,486          320,997
                                                                 ------------     ------------
         Total current and accrued liabilities                      2,089,381        3,096,440
                                                                 ------------     ------------
Long Term Debt, net of current maturities (Note O):
   Notes payable                                                      133,984           42,154
   Capital lease obligations                                            5,322           13,262
                                                                 ------------     ------------
         Total long term debt                                         139,306           55,416
                                                                 ------------     ------------
Commitments & Contingencies (Note P):
   Contingent & settlement liabilities                                   -0-           191,115
                                                                 ------------     ------------
Shareholders' Equity (Note Q):
   Preferred stock, 5,000,000 authorized, classes, par value,
      and preferences to be determined, -0- issued                       -0-              -0-
   Common stock, $.000067 par value, 500,000,000
      shares authorized; 75,063,116 and 17,123,526
      issued and outstanding
   Additional paid-in capital                                           5,029            1,147
   Less:  Treasury shares, at cost, 38,729 and                      6,191,004        4,096,219
      38,729 shares
   Retained earnings (deficit)                                        (22,862)         (22,862)
                                                                   (4,296,541)      (2,677,769)
                                                                 ------------     ------------
         Total shareholders' equity                                 1,876,630        1,396,735
                                                                 ------------     ------------
                                                                  $ 4,105,317      $ 4,739,707
                                                                 ------------     ------------
                                                                 ------------     ------------


See accompanying summary of significant accounting policies and notes to financial statements.

                               RYAN-MURPHY INCORPORATED
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Years ended December 31,
                                                                           ------------------------
                        Description                                  1995           1994           1993
                        -----------                                  ----           ----           ----

Net sales and revenues:
   Contract revenues                                              $  4,145,546    $ 6,545,597   $ 10,328,186
   Equipment sales                                                   1,313,918      1,471,952        600,000
                                                                 --------------  -------------  -------------

                                                                     5,459,464      8,017,549     10,928,186
                                                                 --------------  -------------  -------------
Costs and expenses:
   Costs of contracts                                                3,577,504      5,498,657      8,427,977
   Costs of machine sales                                            1,163,054      1,041,827        353,992
                                                                 --------------  -------------  -------------
                                                                     4,740,558      6,540,484      8,781,969
                                                                 --------------  -------------  -------------
      Gross profit                                                     718,905      1,477,065      2,146,217
                                                                 --------------  -------------  -------------
Other operating costs and expenses:
   General and administrative                                        1,738,592      2,051,728      2,082,714
   Provision for doubtful accounts                                      27,000        315,000         60,000
   Research and development                                               -0-            -0-           2,381
                                                                 --------------  -------------  -------------
                                                                     1,765,592      2,366,728      2,145,095
                                                                 --------------  -------------  -------------

Income (loss) from operations                                       (1,046,687)      (889,663)         1,122

Non-operating income and (expense), net:
   Other                                                                36,973         20,390         (7,336)

Interest expense, related parties                                       (8,903)        (8,903)       (37,435)
Interest expense, other                                                (43,488)      (129,287)      (155,877)
Abandoned asset                                                        (70,008)          -0-           - 0-
                                                                 --------------  -------------  -------------
   Income (loss) from continuing operations
Provision for income taxes (Note R)                                 (1,132,112)    (1,007,463)      (199,526)
                                                                          -0-            -0-            -0-
                                                                 --------------  -------------  -------------
   Income (loss) from continuing operations after income taxes      (1,132,112)    (1,007,463)      (199,526)

Discontinued Operations (net of income taxes): (Note W )
   Loss from operations                                               (272,691)      (257,848)          -0-
   Loss on disposal of discontinued operations                        (290,084)          -0-            -0-

Extraordinary items (net of income taxes):
   Abandon business acquisition (Note V)                                76,115       (516,975)          -0-
   Utilization of net operating loss carryforward                         -0-            -0-            -0-
                                                                 --------------  -------------  -------------
                                                                  $ (1,618,772)   $(1,782,286)   $  (199,526)
                                                                 --------------  -------------  -------------
                                                                 --------------  -------------  -------------
Weighted average shares
                                                                    30,144,148     16,777,243     15,962,400
                                                                 --------------  -------------  -------------
                                                                 --------------  -------------  -------------

Income (loss) from continuing operations                          $    (0.0376)   $   (0.0600)   $   (0.0125)
Income (loss) from discontinued operations &
   extraordinary items                                                 (0.0161)       (0.0462)        0.00000
                                                                 --------------  -------------  -------------
Earnings (loss) per common share                                  $    (0.0537)   $   (0.1062)   $   (0.0125)
                                                                 --------------  -------------  -------------
                                                                 --------------  -------------  -------------



See accompanying summary of significant accounting policies and notes to financial statements.

                               RYAN-MURPHY INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           For years ended December 31,
                                                           ----------------------------
                         Description                    1995           1994           1993
                         -----------                    ----           ----           ----

Cash flows from operation activities:
   Net income (loss)                                $(1,618,772)   $(1,782,285)  $  (199,526)

Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                     424,953        372,731       432,527
      Bad debts                                          28,250        315,000        12,662
      Provision for litigation & settlement            (191,115)       191,115          -0-
      (Gain) loss on disposition of property              4,287          5,152        17,098
      Abandoned asset                                    70,008           -0-           -0-

   (Increase) decrease in:
      Receivables                                       672,751        240,473      (558,349)
      Receivables, related parties (Note C)               1,507          5,351          -0-
      Inventory-Materials and supplies                  345,348          3,005        10,706
      Inventory-Manufacturing costs in process          438,017       (438,017)         -0-
      Costs and estimated earnings in excess of
         billings (Note F)                                2,266         22,116       130,753
      Prepaid expenses (Note H)                         169,082         48,574        40,482
      Investments                                          -0-            -0-            (31)
      Other assets                                       31,439          3,580       (35,669)

   Increase (decrease) in:
      Accounts payable                                  (40,009)       260,801       308,558
      Overdraft of bank account (Note M)                (55,887)        55,887          -0-
      Accounts payable, related parties (Note C)           -0-            -0-        (16,390)
      Other current liabilities                        (168,932)       (79,977)       69,806
      Deposits on purchase contracts & overpayments
         (Note M)                                      (429,489)       427,411          -0-
      Billings in excess of costs and estimated
         earnings                                       (50,132)        62,843         8,625
                                                    ------------   ------------   ------------
         Total Adjustments                            1,252,343      1,496,045       420,778
                                                    ------------   ------------   ------------

         Net cash provided by (used in) operating
            activities                                 (366,429)      (286,240)      221,252
                                                    ------------   ------------   ------------

Cash flows from investing activities:
   Sale of Note Receivable                              239,261           -0-           -0-
   Proceeds on disposal of fixed assets                 274,778        147,576       376,319
   Capital expenditures                                  (3,847)      (511,621)      (61,690)
   Investment in affiliated companies                    (6,000)          -0-           -0-
                                                    ------------   ------------   ------------

         Net cash provided by (used in) investing
            activities                                  504,192       (364,045)      314,629
                                                    ------------   ------------   ------------

Cash flows from financing activities:
   Proceeds from issuance of stock, net                  34,623        421,063           -0-
   Proceeds from loans                                1,675,622      4,797,610       702,854
   Debt service payments                             (1,834,844)    (4,677,632)     (943,074)
   Proceeds from related party loans (Note C)            -0-           295,000       700,000
   Debt payments to shareholders (Note C)              (19,500)       (254,500)     (900,000)
                                                    ------------   ------------   ------------

         Net cash provided by (used in)
            financing activities                      (144,099)        581,541      (440,220)
                                                    ------------   ------------   ------------



       See accompanying summary of significant accounting policies and notes to financial statements.

                               RYAN-MURPHY INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)


                                                                          For years ended December 31,
                                                                           ----------------------------
                        Description                                    1995           1994           1993
                        -----------                                    ----           ----           ----

Net increase (decrease) in cash and cash equivalents              $     (6,336)   $   (68,744)   $    95,661
    Cash and equivalents at beginning of period                        158,363        227,107        131,446
                                                                   -------------   ------------   ------------

   Cash and equivalents at end of period                          $    152,027    $   158,363    $   227,107
                                                                   -------------   ------------   ------------
                                                                   -------------   ------------   ------------

    Cash paid during the year for:
        Interest                                                  $     52,391    $   138,190    $   193,312
        Income taxes                                                      -0-            -0-            -0-
                                                                   -------------   ------------   ------------

                                                                  $     52,391    $   138,190    $   193,312
                                                                   -------------   ------------   ------------
                                                                   -------------   ------------   ------------

Non-cash transactions:
    Capitalized leases were incurred for:
        Furniture and fixtures                                    $       -0-     $      -0-     $    14,389
                                                                   -------------   ------------   ------------
                                                                   -------------   ------------   ------------
Common stock was issued for:
    Services rendered                                             $     10,000    $      -0-     $      -0-
    Investment in subsidiary                                         2,064,044           -0-            -0-
                                                                   -------------   ------------   ------------

                                                                  $  2,074,044    $      -0-     $      -0-
                                                                   -------------   ------------   ------------
                                                                   -------------   ------------   ------------

Notes were incurred for the following:
   Transportation equipment                                       $       -0-     $      -0-     $    15,517
    Field Equipment                                                       -0-          66,351           -0-
                                                                   -------------   ------------   ------------

                                                                  $       -0-     $    66,351    $    15,517
                                                                   -------------   ------------   ------------
                                                                   -------------   ------------   ------------

     See accompanying summary of significant accounting policies and notes to financial statements.

                               RYAN-MURPHY INCORPORATED
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       JANUARY 1, 1993 THROUGH DECEMBER 31, 1995


                                       Common                 Additional                 Treasury     Retained         Total
                                       Stock        Par        Paid-in      Treasury      Shares      Earnings       Shareholders'
          Description                  Shares      Value       Capital       Shares        Costs      (Deficit)        Equity
          -----------                  ------      -----       -------       ------        -----      ---------        ------
Balance, January 1, 1993              15,962,400   $1,069    $3,675,234       (38,729)    $(22,862)   $ (695,958)     $ 2,957,483

    Net income (loss)                       -0-      -0-           -0-           -0-          -0-       (199,526)        (199,526)
                                      ----------   ------    ----------       -------    ---------   -----------      -----------
Balance, December 31, 1993            15,962,400    1,069     3,675,234       (38,729)     (22,862)     (895,484)       2,757,957

     Shares issued in
       settlement of debt                206,126       14        74,924           -0-         -0-           -0-            74,938

     Shares issued for cash
       in private offerings              955,000       64       346,064           -0-         -0-           -0-           346,125

     Net income (loss)                      -0-      -0-           -0-            -0-         -0-     (1,782,285)      (1,782,285)
                                      ----------   ------    ----------        -------   ---------   -----------      -----------

Balance, December 31,
1994                                  17,123,526    1,147     4,096,219        (38,729)    (22,862)   (2,677,769)       1,396,735

     Shares issued for cash
       in private offerings              525,000       35        24,587           -0-         -0-           -0-            24,623

     Shares issued for
       services rendered                  80,000        5         9,995           -0-         -0-           -0-            10,000


     Shares issued in exchange
       for rights to
       Venezuelan project
       (Note 6)                       57,334,590    3,841     2,060,203           -0-         -0-           -0-         2,064,044


     Net income (loss)                      -0-      -0-           -0-            -0-         -0-     (1,618,772)      (1,818,772)
                                      ----------   ------    ----------        -------   ---------   -----------      -----------

Balance, December 31,
1995                                  75,063,116   $5,029    $6,191,004        (38,729)   $(22,862)  $(4,296,541)     $(1,876,630)
                                      ----------   ------    ----------        -------   ---------   -----------      -----------
                                      ----------   ------    ----------        -------   ---------   -----------      -----------


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

Mr. Bruce T. Hissom was elected President, Chief Executive Officer and Treasurer on October 5, 1995. The Company entered into an agreement on the same date which put 57,334,590 shares of the Company's common stock in an escrow account in exchange for rights to a permit to process hazardous waste and other Venezuelan assets. On December 12, 1995 the Company entered into an agreement with Mr. Hissom whereby the Company and Mr. Hissom agreed to have a Venezuelan subsidiary of the Company, RMI Americas, C.A., acquire all permits, rights thereto, and associated contract rights for hazardous waste incineration operations in Venezuela which Mr. Hissom and Ambiente Americas, C.A., a company owned by Mr. Hissom, currently possessed, and a hydro-carbon processing facility which is permitted to process asphalt and K-waste, which is also owned by Mr. Hissom. A total of 57,334,590 common shares were issued in the name of Mr. Hissom. RMI Americas, C.A. is a wholly owned subsidiary of the Company. The assets are valued at net book value of predecessor costs and consisted of an asphalt plant at $1,582,981, and InterPave patent at $35,336, a Waste permit at $213,719, and a Hazardous Waste Permit at $232,008, a total book value of $2,064,044. The asphalt building has been conveyed and is in the process of being recorded.
                                         F-11

                               RYAN-MURPHY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

Note D:  Restricted cash

The Company treats certificates of deposits and their associated interest as restricted cash. The restricted cash is pledged as collateral for payment and performance bonds, with a balance of $42,507 and December 31, 1995 and $155,437 at December 31, 1994.

Note E:  Accounts and notes receivable

Other receivables consisted of the following:


                                                               December 31,
                                                               ------------
                                                           1995          1994
                                                           ----          ----
Other receivables - employees                          $   1,245     $  12,580
Other receivables - officers                               2,816         -0-
Commission advances - salesmen - officers                 59,656       220,797
Commission advances - salesmen - other                    10,534        67,391
Other                                                      5,000         5,245
                                                       ---------     ---------

                                                       $  79,251     $ 306,013
                                                       ---------     ---------
                                                       ---------     ---------


Note F:  Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consisted of the following:

                                                           December 31,
                                                           ------------
                                                       1995            1994
                                                       ----            ----
Costs incurred on uncompleted contracts              $ 3,529,768   $ 6,170,410
Estimated earnings                                     3,086,475     3,022,969
                                                     -----------   -----------
                                                       6,616,243     9,193,379
Billings to date                                      (6,642,117)   (9,267,119)
                                                     -----------   -----------
                                                     $   (25,874)  $   (73,740)
                                                     -----------   -----------
                                                     -----------   -----------

Included in the accompanying balance sheets and under the following captions are:

Costs and estimated earnings in excess of
    billings on uncompleted contracts                  $  13,919     $  16,185

Billings in excess of costs and estimated
    earnings on uncompleted contracts                    (39,793)      (89,925)
                                                       ---------     ---------
                                                       $ (25,874)    $ (73,740)
                                                       ---------     ---------
                                                       ---------     ---------


                               RYAN-MURPHY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

Note G:  Backlog

The following schedule summarizes changes in backlog on contracts during the year ended December 31, 1995 and December 31, 1994. Backlog represents the amount of billings the

Company expects from environmental and soil remediation contracts in progress at year end and from contractual agreements on which work has not yet begun:


                                                             December 31,
                                                             ------------
                                                          1995          1994
                                                          ----          ----
 Beginning balance                                   $ 1,387,998   $   471,691
 New contracts during the year                         5,405,809    10,109,686
                                                     -----------   -----------

                                                       6,793,807    10,581,377
 Less contract revenue earned during the year         (6,616,243)   (9,193,379)
                                                     -----------   -----------
 Backlog at end of year                              $   177,564   $ 1,387,998
                                                     -----------   -----------
                                                     -----------   -----------


Note H:  Prepaid Expenses

This item includes prepaid insurance in the amount of $$41,875 for the year ended December 31, 1995 and $210,957 for the year ended December 31, 1994.

                               RYAN-MURPHY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

Note I:  Investments in affiliated companies

The Company has the following items included in its consolidated balance sheet for the year ended December 31, 1995.



                                                                            Consolidating

Description                                Registrant       Subsidiary       Adjustments    Consolidated
                                           ----------       ----------       -----------    ------------
Current assets                              806,925              -0-              -0-           806,925

Investment in affiliated companies:
    100% owned subsidiary                  2,067,544             -0-        (2,067,544)            -0-
    50% owned subsidiary                       2,500             -0-              -0-             2,500

Property and equipment, at cost
   less accumulated depreciation              93,268             -0-              -0-            93,268

Plant-idle less accumulated depr                -0-         1,582,981             -0-         1,582,981

Intangible assets less accum. amort.
        Patents                            1,089,284           35,336             -0-         1,124,620
        Permits:
           Hazardous Waste                      -0-           232,008             -0-           232,008
           K-Waste                              -0-           213,719             -0-           213,719

Other assets                                  45,796            3,500             -0-            49,296
                                           ---------       ----------       ----------       ----------
                                           2,067,544       (2,067,544)      (2,067,544)       4,105,317
                                           ---------       ----------       ----------       ----------
                                           ---------       ----------       ----------       ----------



Current liabilities                        2,089,381             -0-              -0-         2,089,381

Long term debt                               139,306             -0-              -0-           139,306

Shareholders' equity:

    Common stock                               5,029        2,067,544       (2,067,544)           5,029
    Additional paid-in capital             6,191,004             -0-              -0-         6,191,004
    Less:  Treasury shares                   (22,862)            -0-              -0-           (22,862
    Retained earnings                     (4,296,541)            -0-              -0-        (4,296,541)
                                           ---------       ----------       ----------       ----------

                                           4,105,317        2,067,544       (2,067,544)       4,105,317
                                           ---------       ----------       ----------        ---------
                                           ---------       ----------       ----------        ---------


                               RYAN-MURPHY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

Note J:  Property and equipment

Major classes of property and equipment consisted of the following, at cost:


                                                                  December 31,
                                                                  ------------
                    Description                           1995          1994
                    -----------                           ----          ----
Leasehold Improvements                               $      -0-     $  264,054
Furniture and equipment                                  245,688       306,248
Field equipment                                           58,120       131,804
Transportation equipment                                  35,094        95,621
Good Earth Machines                                         -0-        466,080
                                                     -----------    ----------

Less accumulated depreciation                            338,902     1,263,807
                                                        (245,634)     (570,218)
                                                     -----------    ----------

Net property and equipment                           $    93,268    $  693,589
                                                     -----------    ----------
                                                     -----------    ----------

Building-idle                                        $ 2,694,435    $     -0-
Less accumulated depreciation                         (1,111,454)         -0-
                                                     -----------    ----------
Net Building-idle                                    $ 1,582,981    $     -0-
                                                     -----------    ----------



Depreciation expense was $395,111, which included $233,876 abandoned leasehold depreciation, for the year ended December 31, 1995, $272,882 for the year ended December 31, 1994 and $333,461 for the year ended December 31, 1993.

The idle building is owned by the wholly owned subsidiary.

Note K:  Intangible assets

Intangible assets consist of the following:

                                                                  December 31,
                                                                  ------------
                    Description                           1995          1994
                    -----------                           ----          ----
Patent rights acquired from related party (Note C)   $ 1,454,088   $ 1,454,088
Patents & Permits for Venezuelan project                 481,063          -0-
Other                                                     24,082        24,082
                                                     -----------    ----------
                                                       1,959,233   $ 1,478,170

Less accumulated amortization                           (388,886)    ( 289,037)
                                                     -----------    ----------
Net intangible assets                                $ 1,570,347   $ 1,189,133
                                                     -----------    ----------
                                                     -----------    ----------


                               RYAN-MURPHY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

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

                               RYAN-MURPY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995


Note N:  Short term debt
                                                                                              December 31,
                                                                                              ------------
                              Description                                              1995                    1994
                              -----------                                              ----                    ----
Notes payable to banks consist of the following:
    Note payable, due May 5, 1995 and May 5, 1994, variable interest, collateralized by receivables and GEM patent rights.  The note that
       was due May 5, 1995 is currently under litigation.                         $    155,272             $    275,000
                                                                                  ------------             ------------
                                                                                  ------------             ------------

Notes payable, related parties consist of the following:
    Note payable - interest at 24 percent, due to a shareholder collateralized by receivables, matures January 6, 1995,
       guaranteed by two officers                                                 $        -0-             $    200,000

    Note payable - interest at 8 percent, due to shareholder and officer,
       unsecured, matured December 31, 1994, extended as demand note                    21,000                   36,000

    Note payable - interest at 12.5 percent, due to shareholder and officer,
       unsecured, due on demand                                                           -0-                     4,500
                                                                                  ------------             ------------
                                                                                  $     21,000             $    240,500
                                                                                  ------------             ------------
                                                                                  ------------             ------------
Other notes payable consist of the following:
    Insurance premium finance contract, payable in monthly installments
       of $6,071, including interest at 7.18%                                             -0-              $     35,675


    Insurance premium finance contract, payable in monthly installments
       $10,663, including interest at 6.175%                                              -0-                    92,179

   Insurance premium finance contract, payable in monthly installments
        of $4,356, including interest at 10.75%                                         33,480                     -0-

    Accounts payable converted into a note, payable in monthly
       installments of $20,000, with interest at 8.00%                                    -0-                    80,000

    Accounts payable converted into a note, payable in monthly
        installments of $3,000, including interest at 12.00%                            19,473                     -0-

    Accounts payable converted into a note, payable in monthly
        installments of $1,350 plus interest at 6.00%                                   10,800                     -0-


    Accounts payable converted into a note, payable in full at maturity,
        with interest at 8.00%                                                            -0-                    45,688

    Accounts payable converted into a note, payable in variable monthly
        installments, $2,500 - $5,000, including interest at 8.00%                      36,746                     -0-

    Accounts payable converted into a note, payable in variable monthly
        installments, $1,000 - $3,000, including no interest                            34,000                     -0-

    Accounts payable converted into a note, payable in variable monthly
        installments, $1,250 - $2,500, including interest at 9.00%                      20,300                     -0-

    Accounts payable converted into a note, payable in monthly
        installments of $879, including interest at 10.00%                              10,000                     -0-

    Accounts payable converted into a note, payable in monthly
        installments of $1,800, principal included service charges                       3,048                     -0-
                                                                                  ------------             ------------
                                                                                  $    167,847             $    253,542
                                                                                  ------------             ------------
                                                                                  ------------             ------------


                               RYAN-MURPHY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995


Note O:  Long term debt

                                                                                              December 31,
                                                                                              ------------
                              Description                                              1995                  1994
                              -----------                                              ----                  ----
Notes payables consisted of the following:

    Accounts payable converted into a note, payable in variable monthly
     installments, $3,500 - $5,045, including interest at 10.00%                 $     75,000            $        -0-

    Accounts payable converted into a note, payable in variable monthly
        installments, $4,000 - $7,500, principal includes service charges             100,000                     -0-

    Accounts payable converted into a note, payable in variable monthly
        installments, $4,500 - $6,500, including interest at 8.00%                     70,634                     -0-

    Accounts payable converted into a note, payable in monthly
        installments of $2,995, including interest at 12.00%                           31,840                     -0-

    Accounts payable converted into a note, payable in variable monthly
        installments, $3,000 - $5,000, including interest at 10.00%                   131,000                     -0-

    Note payable, payable in monthly installments of $1,771, including interest at 7.66% collateralized by a front end loader, matures
        November 1, 1997, the loader was sold and note paid off in 1995                  -0-                    61,774

    Note payable, payable in monthly installments of $281, including
        interest at 9.60% collateralized by a vehicle, mature April 22, 1995             -0-                     1,405

    Note payable, payable in monthly installments of $361, including
        interest at 9.60% collateralized by a vehicle, mature May 15, 1995               -0-                     1,820

    Note payable, payable in monthly installments of $470, including interest at 12.91% collateralized by a vehicle, matures
        May 24, 1996, the vehicle was sold during 1995                                   -0-                     7,267
                                                                                  ------------             ------------
Less:  Current maturities                                                             408,474                   72,266
                                                                                     (274,490)                 (30,112)
                                                                                  ------------             ------------

                                                                                  $   133,984              $    42,154
                                                                                  ------------             ------------
                                                                                  ------------             ------------


The maturities of long-term debt at December 31, 1995 are as follows:
    Year ending December 31, 1996                                                 $   274,490
    Year ending December 31, 1997                                                     110,429
    Year ending December 31, 1998                                                      23,555
                                                                                  ------------
                                                                                  $   408,474
                                                                                  ------------
                                                                                  ------------


                               RYAN-MURPHY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

The following is a summary of capital lease obligations:

                                                                                      December 31,
                                                                                     -------------
                           Monthly        Interest
     Leased Property       Payment          Rate            Collateral            1995            1994
     ---------------       -------          ----            ----------            ----            ----

Equipment                  $   210        14.456%      Equipment              $    2,148      $    3,706
Software & Equipment           664        11.970%      Software/Equip                -0-           3,849
Equipment                      456        18.492%      Equipment                     -0-           3,406
Equipment                      289        15.357%      Equipment                   3,409           5,940
Equipment                      461        19.810%      Equipment                     -0-           1,343
Equipment                      341        20.125%      Equipment                     -0-           2,824
Equipment - Guaranteed
 by officers                 6,870        12.550%      Equipment                     -0-          58,722
Equipment                      893        18.830%      Equipment                   3,460          11,852
Equipment                      818        12.250%      Equipment                     -0-           3,195
Equipment                    6,800        10.000%                                294,677         294,677
Equipment                      214        10.280%      Equipment                     -0-           1,045
Equipment                      379         8.131%      Equipment                   8,694          11,175
Equipment                       91         3.980%      Equipment                   2,271           2,932
                                                                               ----------     ----------

Less: Current Maturities                                                       $  314,659     $  404,666
                                                                                 (309,337)      (391,404)
                                                                               ----------     ----------

Long-term obligations                                                          $    5,322     $   13,262
                                                                               ----------     ----------
                                                                               ----------     ----------


Future minimum payments under capital lease obligations as of December 31, 1995 are as follows:
    Year ending December 31, 1996                                              $  309,337
    Year ending December 31, 1997                                                   7,534
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
                                                                       ---------
                                                                       ---------


                              RYAN-MURPHY INCORPORATION
                      NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1955

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

                               RYAN-MURPHY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

The following table summarizes all outstanding options during the years ended December 31, 1993, 1994 and 1995.


                                 Options Granted                    Options Outstanding
                                 ---------------                    -------------------
                              Number                       Option          Option         Number
                                of          Number          Price           Price        of Shares
           Description        Options      of shares      Per Share        Totals       Exercisable
           -----------        -------      ---------      ---------        ------       -----------
Balance, January 1, 1993           11        585,000      $ .53-.63     $ 341,050           190,000
Granted                             3        190,000        .43-.53        87,700                 0
Became exercisable                  0              0              0             0           141,668
Terminated                         (3)      (350,000)       .45-.63      (194,500)          (33,334)
Expired                             0              0              0             0                 0
Exercised                           0              0              0             0                 0
                                   ---      --------      ---------     ---------           -------

Balance, December 31, 1993         11        425,000        .44-.63       234,250           298,334
Granted                             1        400,000            .45       180,000                 0
Became exercisable                  0              0              0             0            63,333
Terminated                         (2)      (450,000)       .43-.45      (201,500)                0
Expired                             0              0              0             0                 0
Exercised                           0              0              0             0                 0
                                   ---      --------        -------     ---------           -------

Balance, December 31, 1994         10        375,000        .44-.63       212,750           361,667
Granted                             4      3,400,000        .10-.34       748,000                 0
Became exercisable                  0              0              0             0         3,413,333
Terminated                         (8)    (1,925,000)       .44-.63      (703,750)       (1,925,000)
Expired                            (2)       (75,000)           .63       (47,250)          (75,000)
Exercised                           0              0              0             0                  0
                                   ---    ----------     ----------     ---------        ----------

Balance, December 31, 1995          4      1,775,000      $  .10-53     $ 209,750         1,775,000
                                   ---     ---------     ----------     ---------        ----------
                                   ---     ---------     ----------     ---------        ----------


Common stock warrants

Warrants to purchase 3,200,000 shares of common stock (issued in connection with the public stock offering which closed February 27, 1992) remain outstanding as of December 31, 1995 and were exercisable prior to February 21, 1996 at a price of $.85 per share. The warrants expired February 21, 1996.

Note R:  Income taxes

Deferred income taxes consisted of the following:

                 Description                                 1995             1994              1993
                 -----------                                 ----             ----              ----
Deferred tax assets, net operating loss carryforward       $ 2,453,081     $ 1,211,785        $1,136,038
Allowance for doubtful accounts                                  -0-           132,359             7,820
                                                           -----------     -----------        ----------

    Total deferred tax asset                                 2,453,081       1,344,144         1,143,858

Allowance For doubtful accounts                               (149,894)          -0-               -0-
Accelerated tax depreciation                                  (145,111)        (61,920)         (170,076
Valuation allowance                                         (2,158,076)     (1,282,224)         (249,751)
                                                           -----------     -----------        ----------
    Net deferred taxes                                     $     -0-       $     -0-          $    -0-
                                                           -----------     -----------        ----------
                                                           -----------     -----------        ----------


                               RYAN-MURPHY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

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

                                                       Environmental      Soil
Year ended December 31, 1995                           Construction       Remediation         Consolidated
- ----------------------------                           -------------      -----------         ------------

Revenue                                                $ 2,871,712        $ 2,587,752         $ 5,459,464
                                                       ------------       ------------        ------------
Income (loss) from divisions                               144,839            (19,608)            125,231
                                                       ------------       ------------
General corporate expenses                                                                    (1,171,918)
                                                                                              ------------
Income (loss) before non-operating losses                                                       1,046,687)
Non-operating losses                                                                              (85,425)
Discontinued operations                                                                          (562,775)
Extraordinary gain                                                                                 76,115
                                                                                               ------------
Net income (loss)                                                                              (1,618,772)
                                                                                               ------------
Identifiable assets at December 31, 1995                    58,120                -0-              58,120
                                                       ------------       ------------

Corporate assets                                                                                4,047,197
                                                                                              ------------
Total assets at December 31, 1995                                                               4,105,317
                                                                                              ------------
Capital expenditures                                           -0-                -0-                 -0-
                                                       ------------       ------------        ------------
Depreciation & amortization                                 39,419            109,513             148,932
                                                       ------------       ------------
Corporate depreciation                                                                             83,680
Extraordinary loss depreciation & amortization
                                                                                                  262,349
                                                                                              ------------
Total depreciation & amortization                                                                 494,961
                                                                                              ------------


                               RYAN-MURPHY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

                                           Environmental           Soil
Year ended December 31, 1994               Construction         Remediation        Consolidated
- ----------------------------               -------------        -----------        ------------

Revenue                                       $ 5,326,876       $ 2,807,925          $ 8,134,801
                                              -----------       -----------          ------------
Income (loss) from divisions                      745,488          (978,307)            (232,819)
                                              -----------       -----------
General corporate expenses                                                            (1,032,491)
                                                                                     ------------
Income (loss) before extraordinary loss                                               (1,265,310)
                                                                                     ------------
Extraordinary loss                                                                      (516,975)
                                                                                     ------------
Identifiable assets at December 31, 1994           56,483         2,432,926            2,489,409
                                              -----------       -----------
Corporate assets                                                                       2,194,410
                                                                                     ------------
Total assets at December 31, 1994                                                      4,683,819
                                                                                     ------------
Capital expenditures                               18,184           492,437              511,621
                                              ------------      ------------         ------------
Depreciation & amortization                        46,658           318,965              365,623
                                              ------------      ------------
Corporate depreciation & amortization                                                      7,108
                                                                                     ------------
Total depreciation & amortization                                                        372,731
                                                                                     ------------

                                           Environmental           Soil
Year ended December 31, 1993               Construction         Remediation        Consolidated
- ----------------------------               -------------        -----------        -------------

Revenue                                       $ 7,617,772       $ 3,310,414        $ 10,928,186
                                              -----------       -----------        -------------
Income (loss) from divisions                    1,288,317          (436,561)            851,756
                                              -----------       -----------
General corporate expenses                                                           (1,051,282)
                                                                                    -------------
Income (loss) before taxes                                                             (199,526)
                                                                                    -------------
Identifiable assets at December 31, 1993          182,305         3,306,331           3,488,636
Corporate assets                                                                      1,533,736
Total assets at December 31, 1993                                                     5,022,372
Capital expenditures                               49,604            12,086              61,690
                                              -----------       -----------        -------------
Depreciation & amortization                        35,206           387,872             423,078
                                              -----------       -----------
Corporate depreciation & amortization                                                     9,449
                                                                                    -------------
Total depreciation & amortization                                                       432,527
                                                                                    -------------


Note T:  Major customer

One customer accounted for approximately 32% of 1995 revenue, 52% of 1994 revenue and 58% of 1993 revenue. All of this customer's revenue was part of the environmental construction management division's revenue. Another customer accounted for approximately 23% of 1995 revenue, a single soil remediation contract.

                               RYAN-MURPHY INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

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

                               RYAN-MURPHY INCORPORATED
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

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

Note X

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



Cordovano and Company, P.C.
Denver, Colorado
April 11, 1996

                               RYAN-MURPHY INCORPORATED
                                PROPERTY AND EQUIPMENT
                                                                      SCHEDULE V

            Column A                    Column B           Column C          Column D          Column E         Column F

                                                                                                 Other
                                         Balance                                                changes          Balance
                                      at beginning         Additions                           additions,         at end
          Classification               of period            at Cost         Retirements       (deductions)      of period
          --------------                ---------           -------         -----------       ------------      ---------
Period ended December 31, 1995:

  Leasehold improvements               $  264,054       $       -0-        $ (264,054)           $  -0-           $   -0-
  Buildings                                   -0-         2,694,435               -0-               -0-         2,694,435
  Furniture & fixtures                    306,248               -0-           (60,560)              -0-           245,688
  Field equipment                         131,804               -0-           (73,684)              -0-            58,120
  Transportation equipment                 95,621             3,847           (64,375)              -0-            35,093
  Good Earth Machines                     466,080               -0-          (466,080)              -0-               -0-
                                       ----------       -----------       -----------            ------       -----------

    Totals                             $1,263,807       $ 2,698,282       $   928,753)          $   -0-       $ 3,033,336
                                       ----------       -----------       -----------           -------       -----------
                                       ----------       -----------       -----------           -------       -----------

Period ended December 31, 1994:

  Leasehold improvements               $      -0-        $  264,054        $      -0-          $    -0-         $ 264,054
  Buildings                               303,051            26,292            23,095               -0-           306,248
  Furniture & fixtures                     58,420            73,684               300               -0-           131,804
  Field equipment                          95,621               -0-               -0-               -0-            95,621
  Transportation equipment              1,665,051           147,591         1,346,562               -0-           466,080
                                      -----------       -----------       -----------          --------       -----------
  Good Earth Machines

    Totals                            $ 2,122,143       $   511,621       $ 1,369,957          $    -0-       $ 1,263,807
                                      -----------       -----------       -----------          --------       -----------
                                      -----------       -----------       -----------          --------       -----------

Period ended December 31, 1993:

  Furniture & fixtures
  Field equipment                      $  369,079        $   33,221         $  99,253           $     4       $   303,051
                                           71,872              -0-             13,452               -0-            58,420
                                           98,516            15,356            18,251               -0-            95,621
                                        1,982,725            12,085           329,759               -0-         1,665,051
                                       ----------        ----------       -----------           -------       -----------
    Totals                             $2,522,192        $   60,662       $   460,715           $     4       $ 2,122,143
                                       ----------        ----------       -----------           -------       -----------
                                       ----------        ----------       -----------           -------       -----------


                               RYAN-MURPHY INCORPORATED
         ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT
                                                                     SCHEDULE VI


          Column A                   Column B           Column C          Column D         Column E           Column F

                                                         Additions                            Other
                                       Balance          Charged to                           Changes,          Balance
                                     at beginning        cost and                           Additions,          at end
         Classification               of period           expense         Retirements      (deductions)       of period
         --------------               ---------           -------         -----------      ------------       ---------

Period ended December 31, 1995:

  Leasehold improvements               $   30,178        $  233,876        $ (264,054)        $     -0-        $      -0-
  Buildings                                   -0-         1,111,454              -0-                -0-         1,111,454
  Furniture & fixtures                    180,737            51,009           (58,514)              -0-           173,232
  Field equipment                          38,533            16,254           (11,404)              -0-            43,383
  Transportation equipment                 72,098             7,319           (50,399)              -0-            29,018
  Good Earth Machines                     248,672            16,646          (265,318)              -0-              - 0-
                                       ----------       -----------        ----------         ---------       -----------

    Totals                             $  570,218       $ 1,436,558        $ (649,689)        $     -0-       $ 1,357,087
                                       ----------       -----------        ----------         ---------       -----------
                                       ----------       -----------        ----------         ---------       -----------

Period ended December 31, 1994:

  Leasehold improvements               $      -0-        $   30,178        $      -0-         $     -0-       $    30,178
  Furniture & fixtures                    142,531            56,284            18,078               -0-           180,737
  Field equipment                          25,803            12,895               165               -0-            38,533
  Transportation equipment                 64,658             7,440               -0-               -0-            72,098
  Good Earth Machines                     636,059           166,085           553,472               -0-           248,672
                                       ----------        ----------        ----------         ---------       -----------

    Totals                             $  869,051        $  272,882        $  571,715         $     -0-       $   570,218
                                       ----------        ----------        ----------         ---------       -----------
                                       ----------        ----------        ----------         ---------       -----------

Period ended December 31, 1993:
  Furniture & fixtures                 $  160,665        $   66,766        $   84,900         $     -0-       $   142,531
  Field equipment                          26,560            11,441            12,198               -0-            25,803
  Transportation equipment                 60,640            17,245            13,227               -0-            64,658
  Good Earth Machines                     403,050           238,009             5,000               -0-           636,059
                                       ----------        ----------        ----------         ---------       -----------

    Totals                             $  650,915        $  333,461        $  115,325         $     -0-       $   869,051
                                       ----------        ----------        ----------         ---------       -----------
                                       ----------        ----------        ----------         ---------       -----------
