Form 10-Q
RYAN MURPHY INC
filed 1996-05-20
CIK 802524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----   EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 1996.

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----   EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________
Commission file number 0-1857

                            RYAN-MURPHY INCORPORATED
             (Exact name of registrant as specified in its charter)

            COLORADO                                           84-0998860
 (State or other jurisdiction of                            (I.R.S. Employer
 of incorporation or organization)                         Identification No.)


               8774 YATES DRIVE, SUITE 100, DENVER, COLORADO 80030
                    (Address of principal executive offices)


                                 (303) 427-4567
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X   No
                                                      -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

SHARES OF COMMON STOCK OUTSTANDING WERE 2,502,104 AT MARCH 31, 1996.


                    This document is comprised of 14 pages.

                            RYAN-MURPHY INCORPORATED

                                      INDEX

PART I  FINANCIAL INFORMATION                                            PAGE
                                                                         ----
Item 1. Condensed consolidated balance sheets,
         March 31, 1996 and December 31, 1995                              3

        Condensed consolidated statements of operations, the three
         months period ended March 31, 1996 and March 31, 1995             4

        Condensed consolidated statements of cash flows, three months
         period ended March 31, 1996 and March 31, 1995                    5

Item 2. Management's discussion and analysis of financial condition
         and results of operations                                         9


PART II OTHER INFORMATION                                                 11


Signatures                                                                13

Exhibit 27                                                                14

                            RYAN-MURPHY INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                              MARCH 31,     DECEMBER 31,
                                                1996           1995
                                             -----------    -----------

                                     ASSETS

Cash                                         $    45,961    $   152,027
                                             -----------    -----------
Contracts and notes receivable                   223,341        494,205
     Less:  Allowance for bad debts              (12,444)        (5,694)
                                             -----------    -----------
                                                 210,897        488,511
                                             -----------    -----------
Inventories                                       88,705         93,011
Prepaid expenses                                  38,336         41,875
                                             -----------    -----------
     Total current assets                        383,899        775,424
                                             -----------    -----------
Investment in affiliated company                   2,500          2,500
                                             -----------    -----------
Indebtedness of related parties, not current      31,500         31,500
                                             -----------    -----------
Property and equipment                         3,033,336      3,033,336
     Less:  Accumulated depreciation          (1,370,410)    (1,357,087)
                                             -----------    -----------
                                               1,662,927      1,676,249
                                             -----------    -----------
Intangible Assets                              1,968,805      1,959,233
     Less:  Accumulated amortization            (413,849)      (388,886)
                                             -----------    -----------
                                               1,554,956      1,570,347
                                             -----------    -----------
Other assets                                      45,741         49,296
                                             -----------    -----------
                                             $ 3,681,523    $ 4,105,316
                                             -----------    -----------
                                             -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts and notes payable                   $ 1,839,869    $ 1,865,613

Indebtedness to related parties                   21,000         21,000

Other current liabilities                        224,033        202,767
                                             -----------    -----------

     Total current liabilities                 2,084,901      2,089,380

Long-term debt, net of current portion           110,896        139,306

Common stock                                       5,029          5,029

Other shareholders' equity                     1,480,696      1,871,601
                                             -----------    -----------
                                             $ 3,681,523    $ 4,105,316
                                             -----------    -----------
                                             -----------    -----------

See Accompanying notes to condensed consolidated financial statements.

                          RYAN-MURPHY INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                             ------------------------
                                               1996           1995
                                             ---------    -----------

Contract and other revenue                   $ 163,781     $1,925,358

Costs of revenue earned                        209,192      1,508,842
                                             ---------     ----------

     Gross profit                              (45,410)       416,516

Costs and expenses:
     General and administrative expense        340,345        443,307
     Provision for bad debts                     6,750          7,500
                                             ---------     ----------

Income (loss) from operations                 (392,505)       (34,291)

Non-operating income (expense)                   2,341         22,807

Interest expense                                  (848)       (19,098)
                                             ---------     ----------

Income before income taxes                    (391,012)       (30,582)

Income taxes                                       107         (1,585)

Loss from discontinued operations (net
 of income taxes)                                  -0-       (121,385)
                                             ---------     ----------

Net income (loss)                            $(390,905)    $ (153,552)
                                             ---------     ----------
                                             ---------     ----------

Net income (loss) per common share              (0.156)        (0.009)
                                             ---------     ----------
                                             ---------     ----------

Weighted average common shares outstanding    2,502,104    17,424,299
                                              ---------    ----------
                                              ---------    ----------













See accompanying notes to condensed consolidated financial statements

                         RYAN-MURPHY INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                               ----------------------
                                                 1996         1995
                                               ---------    ---------
Net cash provided by (used in) operating
 activities                                    $ (17,781)   $  98,538
                                               ---------    ---------
Cash flows from investing activities:
  Cash proceeds from long term lease
   receivable                                        -0-       41,335
                                               ---------    ---------

                                                     -0-       41,335
                                               ---------    ---------

Cash flows from financing activities:
  Cash proceeds from debt issuance                46,862    1,010,232
  Debt service payments                         (135,148)    (900,212)
  Debt service payments to related parties           -0-     (200,000)
                                               ---------    ---------

                                                 (88,286)      89,980
                                               ---------    ---------

Net increase (decrease) in cash and cash
 equivalents                                    (106,067)      49,893
Cash and cash equivalents, beginning             152,027      158,363
                                               ---------    ---------

Cash and cash equivalents, ending                 45,960      208,256
                                               ---------    ---------
                                               ---------    ---------






















  See accompanying notes to condensed consolidated financial statements

                          RYAN-MURPHY INCORPORATED
            Notes to Condensed Consolidated Financial Statements
                               March 31, 1996


Note A.   CONDENSED FINANCIAL STATEMENTS

          The condensed consolidated balance sheets as of March 31, 1996 and December 31, 1995, the condensed consolidated statements of operations for the three months periods ended March 31, 1996 and March 31, 1995, and the condensed consolidated cash flows for the three month periods ended March 31, 1996 and March 31, 1995 have been prepared by the Company without audit. The Condensed Consolidated Financial Statements and Notes include the wholly owned subsidiary RMI Americas, C.A. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and for all periods presented, have been made. The financial statements for the prior years and/or periods have been reclassified to conform with the current year's presentation.

Note B:   RELATED PARTY TRANSACTIONS

          As of March 31, 1996 the indebtedness to the related parties was $31,500.

Note C:   RESTRICTED CASH

          The Company had restricted cash certificates of deposits totalling $42,880 as of March 31, 1996. These certificates were collateral for payment and performance bonds.

Note D:   INVENTORIES

          Inventories consisted of the following at March 31, 1996:

             Costs in excess of billings on uncompleted contracts    $14,460
             Supplies                                                 74,245
                                                                     -------
               Total                                                 $88,705
                                                                     -------
                                                                     -------

Note E:   BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS

          Included in other current liabilities in the accompanying financial statements at March 31, 1996 are billings in excess of costs on uncompleted contracts totalling $7,045.

Note F:   PREFERRED STOCK

          The Company's Articles of Incorporation authorize up to 5,000,000 Preferred Shares, to have such classes, par value, and preferences as the Company's Board of Directors may determine from time to time. As of March 31, 1996, no Preferred Shares are issued or outstanding.

                            RYAN-MURPHY INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1996


Note G:   COMMON STOCK

          There were 500,000,000 shares of $0.000067 par value common stock authorized and 2,502,104 shares issued and outstanding at March 31, 1996. Effective February 12, 1996, the Company implemented a one-for-thirty reverse split of the Company's common shares. This reverse split had been approved and ratified by the Company's shareholders at the shareholders' meeting on October 5, 1995, subject to Board implementation.

Note H:   STOCK OPTIONS

          The Company has issued incentive stock options to employees and officers for 59,168 shares of stock at various exercise prices from $3.00 - $18.90 per share. Of the 59,168 stock options that were outstanding at December 31, 1995, 56,668 were issued to two vice presidents and are exercisable at $3.00 per share.

Note I:   GOING CONCERN AND SUBSEQUENT EVENTS

          The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has not been profitable since the year ended January 31, 1992. Its current liabilities exceed its current assets by $1,746,002 at March 31, 1996 and $1,313,956 at December 31, 1995. Management has addressed the viability of the Company very aggressively.

          As part of resolving the viability of the Company, Management brought in Mr. Bruce Hissom as President, CEO and Treasurer during the last quarter of 1995. Mr. Hissom brought in his Venezuelan project and assets and new technologies. As the result of the new assets, technology and management, the Company accepted a financing engagement on March 21, 1996, which provided an initial $250,000 bridge loan.
          The financing engagement provides for advising and assisting the Company with short-term financing, engaging market makers, seeking additional investment houses, and other financing options which may include additional public offerings. The investment advisor is prepared to assist the Company in raising $3,000,000 or more. The financing engagement states the financing company anticipates assisting the Company in the scheduling and preparation of presentations to qualified institutional investors in preparation for a $3,000,000 to $6,000,000 public offering of the Company's securities. The financing company also anticipates managing, or engaging a manager for such an offering within twelve months to provide the Company with long-term financing. The Company plans to use the $250,000 bridge loan financing to pay some past due debts, and for current working capital. The Company anticipates needing additional bridge capital within 120 days. The finance company has asked the Company to acquire one or more contracts for additional financing. The Company is in negotiation with several companies and governmental entities, although no definitive agreement has been signed as of the date hereof.

          The Company is also negotiating a separate fund for the Land division, and expects to have a definitive agreement within 90 days.

          On April 10, 1996, the Company's wholly owned subsidiary, RMI Americas, C.A. received a Certificate of Occupancy permit from the Municipality of Caroni, Venezuela to commence treatability studies and present design parameters for a thermal treatment facility at the new location. In addition, the Company received a Certificate of Occupancy to present design parameters for a 3,100 acre security landfill to be located on the outskirts of the Municipality of Caroni, Venezuela. The Company currently has an option to purchase the land subject to the permits.

                          RYAN-MURPHY INCORPORATED



Part I.  Item II.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Environmental Construction Management division had revenue of $148,478 and gross profit (loss) from operations of ($35,078) for the three months ended March 31, 1996 compared to revenue of $1,239,951 and gross profit from operations of $166,080 for the three months ended March 31, 1995. The decrease in revenues and gross profit was due to decreased volume from the Company's core customer, decreased volume and profits in the California office and an overall change in operations of the entire Company. The California office was officially closed as of March 31, 1996.

The Good Earth Machine division had revenue of $15,303 and gross profit
(loss) from operations of ($10,331) for the three months ended March 31, 1996 compared to revenue of $685,407 and gross profit from operations of $62,443 for the three months ended March 31, 1995. The only revenue for the current three month period was the sale of parts. The Company currently has a number of prospective machine sales and/or joint ventures for work.

The new Technologies division, which was organized after Mr. Bruce Hissom became President of the Company, has not entered into any contracts. The Company currently is negotiating several contracts, however, none have been signed as of this date.

The new Land division, which was organized after Mr. Bruce Hissom became President of the Company, has submitted several proposals, and is in the investigative stage for several projects.

The Company had a net profit (loss) after taxes of ($390,905) for the three months ended March 31, 1996 compared to ($153,552) for the three months ended March 31, 1995. The increase in net loss was caused by the closing down of the California office and the change in emphasis from underground storage tank removals to new remediation technologies in the new Technologies division and the acquisition, remediation and subsequent disposal of environmentally impaired properties in the new Land division. The business and profits from the two new divisions is expected to start in the third quarter of 1996.

Net cash flows from (used in) operations was ($17,781) for the three months ended March 31, 1996 compared to $98,538 for the three months ended March 31, 1995. Major sources of operating cash were Accounts Receivable, Accounts Payable, Deferred Payrolls, and non cash charges of depreciation and amortization. Major use of operating cash was an increase in Billings In Excess Of Costs. Financing activities provided $46,862 compared to $41,335 during the first three months of last year. Financing activities used $135,148 compared to $1,100,212 during the first three months of last year. Debt issuance accounts for the provision and debt service accounts for the usage in both periods.

Additional consolidation and restructuring of Administrative and General expenses are being considered which should decrease losses and increase cash flow.

The Company has not been profitable since the year ended January 31, 1992, and has a net capital deficiency at March 31, 1996 that raises a substantial doubt about its ability to continue as a going concern. Management has addressed this issue very aggressively.

As part of resolving the viability of the Company, Management brought in Mr. Bruce Hissom as President, CEO and Treasurer during the last quarter of 1995. Mr. Hissom brought in his Venezuelan project and assets and new technologies. As the result of the new assets, technology and management, the Company accepted a financing engagement on March 21, 1996, which provided an initial $250,000 bridge loan. The financing engagement provides for advising and assisting the Company with short-term financing, engaging market makers, seeking additional investment houses, and other financing options which may include additional public offerings. The investment advisor is prepared to assist the Company in raising $3,000,000 or more. The financing engagement states the financing company anticipates assisting the Company in the scheduling and preparation of presentations to qualified institutional investors in preparation for a $3,000,000 to $6,000,000 public offering of the Company's securities. The financing company also anticipates managing, or engaging a manager for such an offering within twelve months to provide the Company with long-term financing. The Company plans to use the $250,000 bridge loan financing to pay some past due debts, and for current working capital. The Company anticipates needing additional bridge capital within 120 days. The finance company has asked the Company to acquire one or more contracts for additional financing. The Company is in negotiation with several companies and governmental entities, although no definitive agreement has been signed as of the date hereof.

The Company is also negotiating a separate fund for the Land division, and expects to have a definitive agreement within 90 days.

On April 10, 1996, the Company's wholly owned subsidiary, RMI Americas, C.A. received a Certificate of Occupancy permit from the Municipality of Caroni, Venezuela to commence treatability studies and present design parameters for a thermal treatment facility at the new location. In addition, the Company received a Certificate of Occupancy to present design parameters for a 3,100 acre security landfill to be located on the outskirts of the Municipality of Caroni, Venezuela. The Company currently has an option to purchase the land subject to the permits.

                          RYAN-MURPHY INCORPORATED


PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company is a defendant in a lawsuit brought by Key Bank of Colorado in the Colorado State District Court for the City and County of Denver. The bank alleges the Company owes the bank approximately $155,571 on a revolving line of credit negotiated with the bank in 1992. The bank did not renew the line of credit in 1995 and declared the note in default. The Company was current on all payments at renewal date. The Company asserted certain counterclaims as a set-off to amounts which may be owed to the bank. The Court granted the Plaintiff's Motion for Summary Judgment on the issue of the Company's default of the note and the right to foreclose on the Company's security agreement. The Court also granted a Motion for Summary Judgment regarding certain defenses and one claim of relief which the Company raised, but denied a Motion for Summary Judgment and let stand the remaining affirmative defenses and claims for relief and the Company's remaining counterclaims. The Company has been negotiating with the bank for a final settlement, and believes a final settlement will be agreed to, however, there can be no guarantee of a satisfactory payment schedule.

          The Company is a defendant in a lawsuit brought by Price Property and Investments LLC in Colorado State District Court, Adams County, Colorado. The Company borrowed $315,000 from the Plaintiff in 1990 on a lease purchase/finance agreement. The Plaintiff renewed this original agreement with a note in the amount of $320,000. The Company has paid the Plaintiff approximately $566,570 in payments against the original agreement and subsequent note. The Plaintiff alleges a default of the note for an approximate amount of $298,752. The Company has asserted, as a defense against the Plaintiff, that the note has been paid in full. The Court granted the Plaintiff's Motion for Summary Judgment on April 18, 1996 regarding the replevin and the foreclosure upon the security interest in the property at issue. The Company has been in contact with the Plaintiff and believes a satisfactory payment schedule can be arranged, however, there can be no guarantee of a satisfactory payment schedule.

          The Company is also a defendant in several other legal proceedings in the ordinary course of business.

Item 2.   CHANGES IN SECURITIES

          not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          not applicable

Item 5.   OTHER INFORMATION

          not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
          none

Item 7.   FORM S-3

          none

                           RYAN-MURPHY INCORPORATED


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RYAN-MURPHY INCORPORATED
                                        (Registrant)



Date: 5-13-96                           /s/  BRUCE T. HISSOM
                                        ------------------------------------
                                        Bruce T. Hissom
                                        President