Form 10-Q
period 1996-06-30
RYAN MURPHY INC
filed 1996-08-19
CIK 802524

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(Mark One)

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  -----       OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  June 30, 1996.
                                               --------------

                                   OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  -----       OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                    Commission file number 0-1857
                                           ------

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of common stock outstanding were 2,953,315 at June 30, 1996.
- ------------------------------------------------------------------

               This document is comprised of 15 pages.

                         RYAN-MURPHY INCORPORATED


                                  INDEX

PART I   FINANCIAL INFORMATION                                          Page
                                                                        ----
Item 1.  Condensed consolidated balance sheets,
           June 30, 1996 and December 31, 1995                            3

         Condensed consolidated statements of operations, the
           three months & six months periods ended June 30, 1996
           and June 30, 1995.                                             4

         Condensed consolidated statements of cash flows,
           six months period ended June 30, 1996
           and June 30, 1995.                                             5

Item 2.  Management's discussion and analysis of
           financial condition and results of operations                  9


PART II  OTHER INFORMATION                                               12


Signatures                                                               14

Exhibit 27                                                               15

                         RYAN-MURPHY INCORPORATED
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                              June 30,     December 31,
                                                1996           1995
                                            -----------    -----------
                                  ASSETS

Cash                                        $    72,221    $   152,027
                                            -----------    -----------
Contracts and notes receivable                  185,638        494,205
    Less:  Allowance for bad debts              (20,144)        (5,694)
                                            -----------    -----------
                                                165,495        488,511
                                            -----------    -----------
Inventories                                      19,000         93,011

Prepaid expenses                                   -0-          41,875
                                            -----------    -----------
    Total current assets                        256,715        775,424
                                            -----------    -----------
Investment in affiliated company                  2,825          2,500
                                            -----------    -----------
Indebtedness of related parties, not current     31,500         31,500
                                            -----------    -----------
Property and equipment                        2,942,030      3,033,336
    Less:  Accumulated depreciation          (1,305,931)    (1,357,087)
                                            -----------    -----------
                                              1,636,099      1,676,249
                                            -----------    -----------
Intangible Assets                             1,968,805      1,959,233
    Less:  Accumulated amortization            (438,811)      (388,886)
                                            -----------    -----------
                                              1,529,993      1,570,347
                                            -----------    -----------
Other assets                                      8,695         49,296
                                            -----------    -----------
                                            $ 3,465,828    $ 4,105,316
                                            -----------    -----------
                                            -----------    -----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts and notes payable                  $ 1,920,541    $ 1,865,613

Indebtedness to related parties                  21,000         21,000

Other current liabilities                       269,036        202,767
                                            -----------    -----------
    Total current liabilities                 2,210,577      2,089,380

Long-term debt, net of current portion          411,785        139,306

Common stock                                        198          5,029

Other shareholders' equity                      843,269      1,871,601
                                            -----------    -----------
                                            $ 3,465,828    $ 4,105,316
                                            -----------    -----------
                                            -----------    -----------

  See Accompanying notes to condensed consolidated financial statements.

                            RYAN-MURPHY INCORPORATED
               Condensed Consolidated Statements of Operations


                                       Three Months Ended June 30      Six months ended June 30,
                                       --------------------------      -------------------------
                                          1996          1995              1996           1995
                                       ----------    ------------    ------------    -----------
Contract and other revenue             $    7,759    $  1,553,248    $    171,540    $ 1,925,358
Costs of revenue earned                    57,112       1,291,418         266,304      1,508,842
                                       ----------    ------------    ------------    -----------

  Gross profit                            (49,354)        261,830         (94,764)       416,516

Costs and expenses:
  General and administrative expense      417,298         444,230         757,642        443,307
  Provision for bad debts                   8,000           7,250          14,750          7,500
                                       ----------    ------------    ------------    -----------

Income (loss) from operations            (474,651)       (189,650)       (867,156)       (34,291)

Non-operating income (expense)           (128,908)        (23,161)       (126,567)        22,807

Interest expense                          (22,276)        (28,295)        (23,124)       (19,098)
                                       ----------    ------------    ------------    -----------

Income before income taxes               (625,836)       (241,106)     (1,016,848)       (30,582)

Income taxes                                 (250)              0            (143)        (1,585)

Loss from discontinued operations
  (net of income taxes)                   (15,000)        (97,189)        (15,000)      (121,385)
                                       ----------    ------------    ------------    -----------

Net income (loss)                        (641,086)       (338,295)   $ (1,031,990)   $  (153,552)
                                       ----------    ------------    ------------    -----------
                                       ----------    ------------    ------------    -----------

Net income (loss) per common share         (0.217)         (0.019)         (0.349)        (0.009)
                                       ----------    ------------    ------------    -----------
                                       ----------    ------------    ------------    -----------

Weighted average common
  shares outstanding                    2,953,315      17,424,299       2,953,315     17,424,299
                                       ----------    ------------    ------------    -----------
                                       ----------    ------------    ------------    -----------



        See accompanying notes to condensed consolidated financial statements

                             RYAN-MURPHY INCORPORATED
               Condensed Consolidated Statements of Cash Flows



                                                         Six months ended June 30,
                                                         -------------------------
                                                             1996         1995
                                                         -----------    ----------
Net cash provided by (used in) operating activities      $  (348,742)   $   61,286
                                                         -----------    ----------

Cash flows from investing activities:
  Retirement of property and equipment                        15,938       214,739
  Cash proceeds from long term lease receivable                -0-         239,659
                                                         -----------    ----------
                                                              15,938       454,398
                                                         -----------    ----------

Cash flows from financing activities:
  Cash proceeds from issuance common stock                    (1,172)       34,623
  Cash proceeds from debt issuance                           393,189     1,103,420
  Debt service payments                                     (139,019)   (1,362,831)
  Debt service payments to related parties                     -0-        (218,395)
                                                         -----------    ----------

                                                             252,998      (443,183)
                                                         -----------    ----------

Net increase (decrease) in cash and cash equivalents         (79,806)       72,501
Cash and cash equivalents, beginning                         152,027       158,363
                                                         -----------    ----------

Cash and cash equivalents, ending                             72,221       230,864
                                                         -----------    ----------
                                                         -----------    ----------


     See accompanying notes to condensed consolidated financial statements

                         RYAN-MURPHY INCORPORATED
           Notes to Condensed Consolidated Financial Statements
                              June 30, 1996

Note A.  CONDENSED FINANCIAL STATEMENTS

         The condensed consolidated balance sheets as of June 30, 1996 and December 31, 1995, the condensed consolidated statements of operations for the three months and six months periods ended June 30, 1996 and June 30, 1995, and the condensed consolidated cash flows for the three month periods ended June 30, 1996 and June 30, 1995 have been prepared by the Company without audit. The Condensed Consolidated Financial Statements and Notes include the wholly owned subsidiary RMI Americas, C.A. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996 and for all periods presented, have been made. The financial statements for the prior years and/or periods have been reclassified to conform with the current year's presentation.

Note B:  RELATED PARTY TRANSACTIONS

         As of June 30, 1996 the indebtedness from the related parties was $31,500 and the indebtedness to related parties was $21,000.

Note C:  RESTRICTED CASH

         The Company had restricted cash totalling $70,704 as of June 30, 1996. This cash is collateral for payment and performance bonds.

Note D:  INVENTORIES

         Inventories consisted of the following at June 30, 1996:

   Costs in excess of billings on uncompleted contracts    $      -0-
   Supplies                                                    19,000
                                                           ----------
              Total                                        $   19,000
                                                           ----------
                                                           ----------

Note E:  BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS

         Included in other current liabilities in the accompanying financial statements at June 30, 1996 are billings in excess of costs on uncompleted contracts totalling $2,429.

Note F:  PREFERRED STOCK

         The Company's Articles of Incorporation authorize up to 5,000,000 Preferred Shares, to have such classes, par value, and preferences as the Company's Board of Directors may determine from time to time. As of June 30, 1996, no Preferred Shares are issued or outstanding.

                         RYAN-MURPHY INCORPORATED
           Notes to Condensed Consolidated Financial Statements
                              June 30, 1996


Note G:  COMMON STOCK

         There were 500,000,000 shares of $0.000067 par value common stock authorized and 2,953,315 shares issued and outstanding at June 30, 1996. Effective February 12, 1996, the Company implemented a one-for-thirty reverse split of the Company's common shares. This reverse split had been approved and ratified by the Company's shareholders at the shareholders' meeting on October 5, 1995, subject to Board implementation.

Note H:  STOCK OPTIONS & WARRANTS

         The Company has issued incentive stock options two officers for 56,668 shares of stock at an exercise price $3.00 per share.

         The Company has issued Warrants to Abraham Pustilnik, as part of his loan agreement, for 97,500 shares of common stock at $1.00 per share which may be exercised from July 8, 1996 through October 8, 1998.

Note I:  GOING CONCERN AND SUBSEQUENT EVENTS

         Management has adopted, an internal restructuring plan that entails debt renegotiation, new business development, new management and a new Board of Directors. The Company believes that the debt must be restructured in order to formalize the Venezuelan contract.

         The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has not been profitable since the year ended January 31, 1992. Its current liabilities exceed its current assets by $1,953,862 at June 30, 1996 and $1,313,956 at December 31, 1995. Management has addressed the viability of the Company very aggressively.

         As part of resolving the viability of the Company, Management brought in Mr. Bruce Hissom as President, CEO and Treasurer during the last quarter of 1995. Mr. Hissom brought in his Venezuelan project and assets and new technologies. As the result of the new assets, technology and management, the Company accepted a financing engagement on March 21, 1996, which provided an initial $250,000 bridge loan.
         The financing engagement provides for advising and assisting the Company with short-term financing, engaging market makers, seeking additional investment houses, and other financing options which may include additional public offerings. The investment advisor is prepared to assist the Company in raising $3,000,000 or more. The financing engagement states the financing company anticipates assisting the Company in the scheduling and preparation of presentations to qualified institutional investors in preparation for a $3,000,000 to $6,000,000 public offering of the Company's securities. The financing company also anticipates managing, or engaging a manager for such an offering within twelve months to provide the Company with long-term financing. The Company used the $250,000 bridge loan financing to pay some past due debts, and for current working capital. The Company needs additional bridge capital to remain in business. The finance company has asked the Company to acquire one or more contracts for additional financing. The Company is in negotiation with several companies and governmental entities, although no definitive agreement has been signed as of the date hereof.

                         RYAN-MURPHY INCORPORATED
           Notes to Condensed Consolidated Financial Statements
                              June 30, 1996

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

         On July 16, 1996, the Company's wholly owned subsidiary, RMI Americas, C.A. entered into an agreement to acquire the rights to an existing contract, approximately $4,000,000, to process waste oil in Venezuela. The contract requires front end funding of approximately $100,000 with additional funding of approximately $1,500,000 for additional equipment. The Company has received a preliminary commitment, contingent upon the Company restructuring its debt.

                         RYAN-MURPHY INCORPORATED

Part I.  Item II.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Environmental Construction Management division had revenue of $155,724 and gross profit (loss) from operations of ($61,181) for the six months ended June 30, 1996 compared to revenue of $2,125,719 and gross profit from operations of $574,114 for the six months ended June 30, 1995. The decrease in revenues and gross profit was due to decreased volume from the Company's core customer, decreased volume and profits in the California office and an overall change in operations of the entire Company. The California office was officially closed as of March 31, 1996.

The Good Earth Machine division had revenue of $15,817 and gross profit (loss) from operations of ($33,583) for the six months ended June 30, 1996 compared to revenue of $1,352,888 and gross profit from operations of $104,233 for the six months ended June 30, 1995. The only revenue for the current six months period was the sale of parts. The Company currently does not have substantial work scheduled.

The new Technologies division, which was organized after Mr. Bruce Hissom became President of the Company, has not entered into any contracts. The Company has entered into a Memorandum of Understanding with a major international company to jointly pursue work for this division on Department of Energy sites and with other large private corporations. The Company currently is negotiating several contracts which could utilize the RadFix Technology, however, none have been signed as of this date.

The new Land division, which was organized after Mr. Bruce Hissom became President of the Company, has submitted several proposals, and is in the investigative stage for several projects.

The Company had a net profit (loss) after taxes of ($1,031,990) for the six months ended June 30, 1996 compared to ($491,846) for the six months ended June 30, 1995. The June 30, 1996 loss included $130,196 in write-downs and abandonment of a business site, and the June 30, 1995 loss included $218,574 in write-downs and abandonment of a business site. The balance of the increase in net loss was caused by the closing down of the California office and the change in emphasis from underground storage tank removals to new remediation technologies in the new Technologies division and the acquisition, remediation and subsequent disposal of environmentally impaired properties in the new Land division. The Company currently does not have any work and will reinstate its liability insurance policies after financing is arranged, a debt restructure plan is in place, and work is started again. The business and profits from the two new divisions is expected to start in the third or fourth quarter of 1996.

Net cash flows from (used in) operations was ($348,742) for the six months ended June 30, 1996 compared to $61,286 for the six months ended June 30, 1995. Major sources of operating cash were Accounts Receivable, Accounts Payable, Deferred Payrolls, and non cash charges of depreciation and amortization and the write down of inventory. Major use of operating cash was an increase in Billings In Excess Of Costs. Financing activities provided $252,998 compared to (used) of ($443,183) during the first six months of last year. Debt issuance accounts for the provision and debt service accounts for the usage in both periods.

Additional consolidation and restructuring of Administrative and General expenses are being considered which should decrease losses and increase cash flow.

The Company has not been profitable since the year ended January 31, 1992, and has a net capital deficiency at June 30, 1996 that raises a substantial doubt about its ability to continue as a going concern. Management has addressed this issue very aggressively. The Company's twenty (20) largest creditors were given a skeleton restructuring proposal on July 22, 1996. The Company received a positive response to this skeleton proposal and issued a formal restructuring proposal to the same twenty (20) creditors on August 6, 1996, and asked for a response by August 14, 1996. The formal proposal included the choices of converting debt to preferred stock, converting debt to a long term note payable, a combination of the above, a moratorium on all payments through December 31, 1996, and then revert to the original payment schedule. All judgments and liens are required to be removed as part of the proposal. As of this writing, seven
(7) of the twenty (20) creditors have accepted the proposal in writing, several others have called and asked for additional clarification. These twenty (20) creditors represent approximately 80% of the debt of the Company. Management believes it is mandatory to restructure the debt in order to acquire financing.

As part of resolving the viability of the Company, Management brought in Mr. Bruce Hissom as President, CEO and Treasurer during the last quarter of 1995. Mr. Hissom brought in his Venezuelan project and assets and new technologies.
As the result of the new assets, technology and management, the Company accepted a financing engagement on March 21, 1996, which provided an initial $250,000 bridge loan. The financing engagement provides for advising and assisting the Company with short-term financing, engaging market makers, seeking additional investment houses, and other financing options which may include additional public offerings. The investment advisor is prepared to assist the Company in raising $3,000,000 or more. The financing engagement states the financing company anticipates assisting the Company in the scheduling and preparation of presentations to qualified institutional investors in preparation for a $3,000,000 to $6,000,000 public offering of the Company's securities. The financing company also anticipates managing, or engaging a manager for such an offering within twelve months to provide the Company with long-term financing. The Company used the $250,000 bridge loan financing to pay some past due debts, and for current working capital. The Company needs additional bridge capital to remain in business. The finance company has asked the Company to acquire one or more contracts for additional financing. The Company is in negotiation with several companies and governmental entities, although no definitive agreement has been signed as of the date hereof.

The Company has been a defendant in numerous creditor suits because of non-payment of debt. In many cases the Company entered into note payable agreements with payment schedules, and in some cases the settlement agreement included a provision for a stipulated judgment in the event of default. The Company has defaulted on all notes payable payment schedules. In cases that provided for a stipulated judgment, some, but not all, creditors have filed the stipulated judgment with the court.

On April 10, 1996, the Company's wholly owned subsidiary, RMI Americas, C.A. received a Certificate of Occupancy permit from the Municipality of Caroni, Venezuela to commence treatability studies and present design parameters for a thermal treatment facility at the new location. In addition,

                         RYAN-MURPHY INCORPORATED
           Notes to Condensed Consolidated Financial Statements
                              June 30, 1996

the Company received a Certificate of Occupancy to present design parameters for a 3,100 acre security landfill to be located on the outskirts of the Municipality of Caroni, Venezuela. The Company currently has an option to purchase the land subject to the permits.

On July 16, 1996, the Company's wholly owned subsidiary, RMI Americas, C.A. entered into an agreement to acquire the rights to an existing contract, approximately $4,000,000, to process waste oil in Venezuela. The contract requires front end funding of approximately $100,000 with additional funding of approximately $1,500,000 for additional equipment. The Company has received a preliminary commitment, contingent upon the Company restructuring its debt.

                           RYAN-MURPHY INCORPORATED


PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company is a defendant in a lawsuit brought by Key Bank of Colorado in the Colorado State District Court for the City and County of Denver. The bank alleges the Company owes the bank approximately $155,571 on a revolving line of credit negotiated with the bank in 1992. The bank did not renew the line of credit in 1995 and declared the note in default. The Company was current on all payments at renewal date. The Company asserted certain counterclaims as a set-off to amounts which may be owed to the bank. The Court granted the Plaintiff's Motion for Summary Judgment on the issue of the Company's default of the note and the right to foreclose on the Company's security agreement. The Court also granted a Motion for Summary Judgment regarding certain defenses and one claim of relief which the Company raised, but denied a Motion for Summary Judgment and let stand the remaining affirmative defenses and claims for relief and the Company's remaining counterclaims. The Company has negotiated a final settlement with the bank, however it defaulted on the payment schedule.

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

          The Company is a defendant in a lawsuit brought by Joseph C. Vittone in Superior Court of the State of California for the County of Riverside. The second amended complaint was filed July 9, 1996. The amended complaint lists ten causes of actions with "amounts to be proven at the time of trial". The defense of this lawsuit is being handled by the Company's insurance carrier. There may be portions of the complaint that will not be defended by the insurance carrier.

          The Company was and is the defendant in a number of other legal proceedings. Some of the cases were settled out of court, and the Company has defaulted on the payment terms. Some of the settlement agreements included a provision for a stipulated judgment in the event of default. Some of the parties have filed judgments, others have not. There are approximately twenty four (24) legal actions that have been settled and in default or are still in process. Some of these actions are in small claims courts. The Company is currently without legal representation in all formal court cases, except the Joseph C. Vittone lawsuit, because it does not have the funds to pay the attorneys.

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


                                       Ryan-Murphy Incorporated
                                       --------------------------------------
                                       Registrant)



Date:
      --------------------             --------------------------------------
                                       Bruce T. Hissom
                                       President