Form 10-Q
period 1996-09-30
RYAN MURPHY INC
filed 1997-01-17
CIK 802524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 1996.

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________
Commission file number 0-1857

                            Ryan-Murphy Incorporated
             (Exact name of registrant as specified in its charter)

            Colorado                                            84-0998860
 (State or other jurisdiction of                             (I.R.S. Employer
of incorporation or organization)                           Identification No.)

               420 E. 120th Ave, unit B2-502, Northglenn, CO  80233
                     (Address of principal executive offices)

                                 (303) 427-4567
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.               Yes  /X/  No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding were 2,953,315 at September 30, 1996.
------------------------------------------------------------------------

                     This document is comprised of 15 pages.

                            RYAN-MURPHY INCORPORATED

                                      Index
                                      -----

PART I  Financial Information                                            Page
-----------------------------                                            ----

Item 1. Condensed consolidated balance sheets,
          September 30, 1996 and December 31, 1995                         3

        Condensed consolidated statements of operations, the
          three months & six months periods ended September 30, 1996
          and September 30, 1995.                                          4

        Condensed consolidated statements of cash flows,
          nine months period ended September 30, 1996
          and September 30, 1995.                                          5

Item 2. Management's discussion and analysis of
          financial condition and results of operations
                                                                           9

PART II Other Information                                                 12
-------------------------

Signatures                                                                14

Exhibit 27                                                                15

                            RYAN-MURPHY INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 September 30,   December 31,
                                                     1996            1995
                                                 ------------    -----------
                                     ASSETS

Cash                                              $    70,938    $   152,027
                                                  -----------    -----------
Contracts and notes receivable                        161,857        494,205
     Less:  Allowance for bad debts                   (20,144)        (5,694)
                                                  -----------    -----------
                                                      141,713        488,511
                                                  -----------    -----------
Inventories                                             8,500         93,011

Prepaid expenses                                          -0-         41,875
                                                  -----------    -----------
     Total current assets                             221,151        775,424
                                                  -----------    -----------
Investment in affiliated company                        2,825          2,500
                                                  -----------    -----------
Indebtedness of related parties, not current           31,500         31,500
                                                  -----------    -----------
Property and equipment                              2,942,030      3,033,336
     Less:  Accumulated depreciation               (1,241,452)    (1,357,087)
                                                  -----------    -----------
                                                    1,700,578      1,676,249
                                                  -----------    -----------
Intangible Assets                                   1,968,805      1,959,233
     Less:  Accumulated amortization                 (436,779)      (388,886)
                                                  -----------    -----------
                                                    1,532,026      1,570,347
                                                  -----------    -----------
Other assets                                            8,695         49,296
                                                  -----------    -----------
                                                  $ 3,469,778    $ 4,105,316
                                                  -----------    -----------
                                                  -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts and notes payable                        $ 1,900,086    $ 1,865,613

Indebtedness to related parties                        21,000         21,000

Other current liabilities                             306,423        202,767
                                                  -----------    -----------
     Total current liabilities                      2,227,509      2,089,380

Long-term debt, net of current portion                407,670        139,306

Common stock                                              198          5,029

Other shareholders' equity                            834,401      1,871,601
                                                  -----------    -----------
                                                  $ 3,469,778    $ 4,105,316
                                                  -----------    -----------
                                                  -----------    -----------

     See Accompanying notes to condensed consolidated financial statements.

                            RYAN-MURPHY INCORPORATED
                 Condensed Consolidated Statements of Operations

                          Three Months Ended September 30  Nine months ending Sept 30
                                       1996       1995        1996         1995
                                    ---------  ----------  ----------  ----------
Contract and other revenue            $11,015  $1,153,641  $  182,555   $4,765,900

Costs of revenue earned                11,625   1,120,482     277,929    4,241,973
                                    ---------  ----------  ----------   ----------
   Gross profit                          (610)     33,159     (95,374)     523,927

Costs and expenses:
   General and administrative expense  17,422     472,358      775,064   1,390,889
Provision for bad debts                   -0-       6,750       14,750      21,500
                                    ---------  ----------  -----------  ----------
Income (loss) from operations         (18,031)   (445,948)    (855,187)   (888,462)

Non-operating income (expense             -0-     (14,988)    (126,567)     14,634

Interest expense                       (8,324)     (9,075)     (31,448)    (38,319)
                                    ---------  ----------  -----------  ----------
Income before income taxes            (26,355)   (421,886)  (1,043,202)   (912,147)

Income taxes                              -0-      (2,899)        (143)     (4,484)
                                    ---------  ----------  -----------  ----------
Loss from discontinued operations
   (net of income taxes)                  -0-                  (15,000)
                                    ---------  ----------  -----------  ----------
Net income (loss)                     (26,355)   (424,785) $(1,058,345)   (916,631)
                                    ---------  ----------  -----------  ----------
                                    ---------  ----------  -----------  ----------
Net income (loss) per common share     (0.089)     (0.024)      (0.358)     (0.052)
                                    ---------  ----------  -----------  ----------
                                    ---------  ----------  -----------  ----------
Weighted average common
 shares outstanding                 2,953,315  17,526,823    2,953,315  17,526,823
                                    ---------  ----------  -----------  ----------
                                    ---------  ----------  -----------  ----------

      See accompanying notes to condensed consolidated financial statements

                            RYAN-MURPHY INCORPORATED
                 Condensed Consolidated Statements of Cash Flows

                                                    Nine months ended Sept.30,
                                                         1996        1995
                                                      ----------   ---------
Net cash provided by (used in) operating activities   $(359,757)   $ 399,025
                                                      ---------    ---------
Cash flows from investing activities:
     Retirement of property and equipment                26,953      214,739

     Cash proceeds from long term lease receivable
                                                            -0-      239,261
                                                      ---------    ---------
                                                         26,953      454,000
                                                      ---------    ---------
Cash flows from financing activities:
     Cash proceeds from issuance common stock            (1,172)      34,623
     Cash proceeds from debt issuance                   393,189    1,183,890
     Debt service payments                             (139,019)   1,446,323)
     Debt service payments to related parties               -0-     (218,395)
                                                      ---------    ---------
                                                        252,998     (446,205)
                                                      ---------    ---------
Net increase (decrease) in cash and cash equivalents    (81,805)     406,820
Cash and cash equivalents, beginning                    152,221      158,363
                                                      ---------    ---------
Cash and cash equivalents, ending                        70,938      565,183
                                                      ---------    ---------
                                                      ---------    ---------

      See accompanying notes to condensed consolidated financial statements

                            RYAN-MURPHY INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                 Sept. 30, 1996

Note A.   CONDENSED FINANCIAL STATEMENTS

          The condensed consolidated balance sheets as of September 30, 1996 and December 31, 1995, the condensed consolidated statements of operations for the three months and six months periods ended September 30, 1996 and September 30, 1995, and the condensed consolidated cash flows for the three month periods ended September 30, 1996 and September 30, 1995 have been prepared by the Company without audit. The Condensed Consolidated Financial Statements and Notes include the wholly owned subsidiary RMI Americas, C.A. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 and for all periods presented, have been made. The financial statements for the prior years and/or periods have been reclassified to conform with the current year's presentation.

Note B:   RELATED PARTY TRANSACTIONS

          As of September 30, 1996 the indebtedness from the related parties was $31,500 and the indebtedness to related parties was $21,000.

Note C:   RESTRICTED CASH

          The Company had restricted cash totalling $70,704 as of September 30, 1996. This cash is collateral for payment and performance bonds.

Note D:   INVENTORIES

          Inventories consisted of the following at September 30, 1996:

             Costs in excess of billings on uncompleted contracts     $   -0-
             Supplies                                                  19,000
                                                                      -------
               Total                                                  $19,000
                                                                      -------
                                                                      -------

Note E:   BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS

          Included in other current liabilities in the accompanying financial statements at September 30, 1996 are billings in excess of costs on uncompleted contracts totalling $2,429.

Note F:   PREFERRED STOCK

          The Company's Articles of Incorporation authorize up to 5,000,000 Preferred Shares, to have such classes, par value, and preferences as the Company's Board of Directors may determine from time to time. As of September 30, 1996, no Preferred Shares are issued or outstanding.

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

Note I:   GOING CONCERN AND SUBSEQUENT EVENTS

          Management has adopted an internal restructuring plan that entails debt renegotiation, new business development, new management and new Board of Directors. The Company believes that the debt must be restructured in order to continue as a going concern. The company is in ongoing negotiations with its creditors to restructure its debt. The company has reached preliminary agreement with nine of its twenty largest creditors.

          The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has not been profitable since the year ended January 31, 1992. Its current liabilities exceed its current assets by $1,953,862 at June 30, 1996 and $1,313,956 at December 31, 1995. Management has addressed the viability of the Company very aggressively.

          As part of resolving the viability of the Company, Management brought in Mr. Bruce Hissom as President, CEO and Treasurer during the last quarter of 1995. Mr. Hissom brought in his Venezuelan project and assets and new technologies. As the result of the new assets, technology and management, the Company accepted a financing engagement on March 21, 1996, which provided an initial $250,000 bridge loan.
          The financing engagement provides for advising and assisting the Company with short-term financing, engaging market makers, seeking additional investment houses, and other financing options which may include additional public offerings. The investment advisor is prepared to assist the Company in raising $3,000,000 or more. The financing engagement states the financing company anticipates assisting the Company in the scheduling and preparation of presentations to qualified

                            RYAN-MURPHY INCORPORATED
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996

          institutional investors in preparation for a $3,000,000 to $6,000,000 public offering of the Company's securities. The financing company also anticipates managing, or engaging a manager for such an offering within twelve months to provide the Company with long-term financing. The Company used the $250,000 bridge loan financing to pay some past due debts, and for current working capital. The Company needs additional bridge capital to remain in business. The finance company has asked the Company to acquire one or more contracts for additional financing. The Company is in negotiation with several companies and governmental entities, although no definitive agreement has been signed as of the date hereof, until the debt can be restructured.

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

          The company is currently negotiating with creditors to restructure its debt; either into long term debt or preferred stock. The company has reached preliminary agreements with nine of its twenty largest creditors.

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

                            RYAN-MURPHY INCORPORATED

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

The Company has been a defendant in numerous creditor suits because of non-payment of debt. In many cases the Company entered into note payable agreements with payment schedules, and in some cases the settlement agreement included a provision for a stipulated judgment in the event of default. The Company has defaulted on all notes payable payment schedules. In cases that provided for a stipulated judgment, some, but not all, creditors have filed the stipulated judgment with the court. The company is currently negotiation with the creditors to restructure debt; either in to long term debt or preferred stock. The company has reached preliminary agreement with nine of its twenty largest creditors.

                            RYAN-MURPHY INCORPORATED

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

          The Company was and is the defendant in a number of other legal proceedings. Some of the cases were settled out of court, and the Company has defaulted on the payment terms. Some of the settlement agreements included a provision for a stipulated judgment in the event of default. Some of the parties have filed judgments, others have not. There are approximately twenty four (24) legal actions that have been settled and in default or are still in process. Some of these actions are in small claims courts. The Company, however, is currently negotiation with these creditors to convert debt into long term debt

                            RYAN-MURPHY INCORPORATED

          or preferred stock. The company has reached prolininary agreements with nine of the twenty largest creditors.

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

                                        RYAN-MURPHY INCORPORATED
                                        (REGISTRANT)

DATE: 12/23/96
                                        /s/ BRUCE T. HISSOM
                                        ---------------------------------
                                        BRUCE T. HISSOM
                                        PRESIDENT